Form 10QSB
period 2001-03-31
CONCENTRAX INC
filed 2001-06-22
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

                 From the quarterly period ended March 31, 2001.

                         Commission File Number 0-32459


                                Concentrax, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 65-0887846
                       ----------------------------------
       (State or other jurisdiction of incorporation or organization)(IRS
                          Employer Identification No.)


                       817 Glen Oak, Houston, Texas 77076
                       ----------------------------------
                    (Address of principal executive offices)

                                 (888) 340-9715
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                       ----------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes: [ ]   No:  [X]

As of June 18, 2001 10,300,000 shares of Common Stock of the issuer were outstanding.

                                Concentrax, Inc.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.        Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     PART II

Item 6.        Exhibits and Reports on Form 8-K



                Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET

                                                                March 31,     December 31,
                                                                 2001            2000
                                                               --------------------------
                                                               (Unaudited)
ASSETS

Current assets:
  Cash                                                          $     --       $      49
                                                                --------        --------
    Total current assets                                              --              49

Other assets                                                       3,134           3,134
                                                                --------        --------
                                                                $  3,134        $  3,183
                                                                ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $  7,852        $    257
  Accrued expenses                                                18,000              --
                                                                --------        --------
    Total current liabilities                                     25,852             257
                                                                --------        --------

Stockholders' equity (deficit):
  Common stock, $0.001, 100,000,000 shares
    authorized:  10,000,000 shares issued and outstanding:        10,000          10,000
  Additional paid-in capital                                      40,474          40,474
  Deficit accumulated during the development stage               (73,192)        (47,548)
                                                                --------        --------
    Total stockholders' equity (deficit)                         (22,718)          2,926
                                                                --------        --------
                                                                $  3,134        $  3,183
                                                                ========        ========



        See accompanying notes to interim condensed financial statements.




--------------------------------------------------------------------------------
                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
 CONDENSED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
                                   (Unaudited)

                                                                   Period From
                                                                    Inception
                                                                 (December 10,
                                          For the Three Months    1998) Through
                                            ended March 31,         March 31,
                                        2001            2000         2001
                                     -------------  ------------  ------------
Revenue                               $        --   $        --   $        --
Cost of sales                                  --            --            --
                                      -----------   -----------   -----------
Gross profit                                   --            --            --
General and administrative                 25,644         1,423        65,215
Research and development                       --            --         7,977
                                      -----------   -----------   -----------
Net loss                              $    25,644   $     1,423   $    73,192
                                      ===========   ===========   ===========

Basic net loss per common share       $      0.00   $      0.00   $      0.01
                                      ===========   ===========   ===========

Weighted average shares outstanding    10,000,000     6,000,000     6,428,062
                                      ===========   ===========   ===========




        See accompanying notes to interim condensed financial statements.




--------------------------------------------------------------------------------
                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               Period From
                                                                                                Inception
                                                                                             (December 10,
                                                                      For the Three Months    1998) Through
                                                                        ended March 31,         March 31,
                                                                    2001            2000         2001
                                                                 -------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $(25,644)      $ (1,423)      $(73,192)
Adjustments to reconcile net loss to cash used in operating
activities:
  Depreciation and amortization                                      --              125            767
  Impairment loss                                                    --             --            1,469
Changes in current assets and liabilities:
  Accounts payable                                                  7,595          1,249          8,316
  Accrued expenses                                                 18,000           --           18,000
                                                                 --------       --------       --------
NET CASH USED IN OPERATING ACTIVITIES                                 (49)           (49)       (44,640)
                                                                 --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITES:
                                                                 --------       --------       --------
Purchase of property and equipment                                   --             --           (5,370)
                                                                 --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITES:
                                                                 --------       --------       --------
Issuance of common stock                                             --             --           50,010
                                                                 --------       --------       --------
NET INCREASE (DECREASE) IN CASH                                       (49)           (49)          --
Cash, beginning of period                                              49          1,023           --
                                                                 --------       --------       --------
Cash, end of period                                              $   --         $    974       $   --
                                                                 ========       ========       ========



        See accompanying notes to interim condensed financial statements.


                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2001, the related condensed statements of operations and cash flows for the three months ended March 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Concentrax, Inc. December 31, 2000 Form 10SB.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Concentrax, Inc. (the "Company") is engaged in providing monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained transceiver unit that can be installed in vehicles and essentially any movable equipment that has a battery. Track-Down provides a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The Company is a development stage business and has not recorded any revenues. The Company has developed vehicle locator units, but lacks the capital to produce and market them, and therefore there is no history of operations.

General and administrative expenses for the three months ended February 28, 2001 increased by $24,221 or 1,702% to $25,644 from $1,423 for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees and other general expenses.

Net loss for the three months ended March 31, 2001 increased by $24,221 to a loss of $25,644 from a loss of $1,423 for the corresponding period of the prior year for reason discussed above. For the three months ended March 31, 2001 and 2000 the Company did not record a tax benefit.

Liquidity and Capital Resources

At March 31, 2001 the Company had negative working capital of $25,852. This compares with negative working capital of $208 including cash of $49 for the corresponding period of the prior year.

For the three months ended March 31, 2001 cash used in operating activities totaled $49 as compared to $49 in the prior period as the company has not had significant operations.

The Company did not have any investing or financing activities for the three months ended March 31, 2001 and 2000.

From April 1, 2001 through May 25, 2001, Helm M&A Fund, LLC provided approximately $211,890 in financing to the Company. On May 21, 2001, Helm made a commitment to the Company to make additional funding payments according the following schedule: $100,000 on or before June 25, 2001; $100,000 on or before July 25, 2001; $100,000 on or before August 25, 2001; and $50,000 on or before September 25, 2001. Management feels that the this funding, totaling $561,890, will fulfill all of the Company's funding requirements for the Company's first year of operation.

OTHER INFORMATION

None

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

             None

         b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CONCENTRAX, INC.


Date: June 18, 2001                        By: /s/ Mark Gifford
                                               ------------------------------
                                               Mark Gifford
                                               Chief Executive Officer