Form 10QSB
period 2001-06-30
CONCENTRAX INC
filed 2001-08-20
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

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

                              Yes: [ ]   No:  [X]

As of August 17, 2001 there were 10,411,000 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                Concentrax, Inc.
                   (Formerly American tracking Services, Inc.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET

                                                                                            June 30,         December 31,
                                                                                              2001               2000
                                                                                         -----------------------------------
                                                                                           (Unaudited)
ASSETS

Current assets:
  Cash                                                                                       $ 120,388             $   49
                                                                                        -----------------   ---------------
    Total current assets                                                                       120,388                 49

Property and equipment, less accumulated depreciation of $178                                   10,475                  -
Other assets                                                                                     3,134              3,134
                                                                                        -----------------   ---------------
                                                                                             $ 133,997            $ 3,183
                                                                                        =================   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                             $ 2,464             $  257
  Accrued expenses                                                                               9,730                  -
                                                                                        -----------------   ---------------
    Total current liabilities                                                                   12,194                257
                                                                                        -----------------   ---------------

Stockholders' equity :
  Common stock, $0.001, 100,000,000 shares authorized:
  10,411,000 and 10,000,000 shares issued and outstanding:                                      10,411             10,000
  Additional paid-in capital                                                                   303,103             40,474
  Deficit accumulated during the development stage                                            (191,711)           (47,548)
                                                                                        -----------------   ---------------
    Total stockholders' equity                                                                 121,803              2,926
                                                                                        -----------------   ---------------
                                                                                             $ 133,997            $ 3,183
                                                                                        =================   ===============

 See accompanying notes to interim condensed consolidated financial statements.

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

                                                                                                             Period From
                                                                                                              Inception
                                                                                                            (December 10,
                                          For the Three Months ended June       For the Six Months ended    1998) Through
                                                        30,                             June 30,               June 30,
                                               2001               2000            2001            2000           2001
                                         ------------------  ---------------  -------------   ------------- ----------------
Revenue                                          $    -           $    -            $   -           $   -            $    -
Cost of sales                                         -                -                -               -                 -
                                         ------------------  ---------------  --------------  ------------- -----------------
Gross profit                                          -                -                -               -                 -
General and administrative                      110,781              235          136,425           1,658           175,996
Research and development                          7,738                -            7,738               -            15,715
                                         ------------------  ---------------  --------------  ------------- -----------------
Net loss                                      $ 118,519             $235        $ 144,163         $ 1,658         $ 191,711
                                         ==================  ===============  ==============  ============= =================

Basic net loss per common share                  $ 0.01           $ 0.00           $ 0.01          $ 0.00            $ 0.03
                                         ==================  ===============  ==============  ============= =================

Weighted average shares outstanding          10,312,667        6,000,000       10,078,417       6,000,000         6,788,533
                                         ==================  ===============  ==============  ============= =================

 See accompanying notes to interim condensed consolidated financial statements.

--------------------------------------------------------------------------------

                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Period From
                                                                                                             Inception
                                                                                                           (December 10,
                                                                                                           1998) Through
                                                                    For the Six Months ended June 30,         June 30,
                                                                         2001                2000                2001
                                                                  -------------------  ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (144,163)            $ (1,658)         $ (191,711)
Adjustments to reconcile net loss to cash used in operating
activities:
  Stock compensation                                                        23,040                    -              23,040
  Depreciation and amortization                                                178                  250               1,409
  Impairment loss                                                                -                1,469               1,469
Changes in current assets and liabilities:
  Other assets                                                                   -                2,070                   -
  Accounts payable                                                           2,207                    -               2,464
  Accrued expenses                                                           9,730                    -               9,730
                                                                  -------------------  ------------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (109,008)                2,131           (153,599)
                                                                  -------------------  ------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITES:
                                                                  -------------------  ------------------   -----------------
Purchase of property and equipment                                        (10,653)                    -            (16,023)
                                                                  -------------------  ------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITES:
                                                                  -------------------  ------------------   -----------------
Issuance of common stock                                                   240,000                    -             290,010
                                                                  -------------------  ------------------   -----------------
NET INCREASE (DECREASE) IN CASH                                            120,339                2,131             120,388
Cash, beginning of period                                                       49                1,023                   -
                                                                  -------------------  ------------------   -----------------
Cash, end of period                                                        $ 120,388            $ 3,154           $ 120,388
                                                                  ===================  ==================   =================


 See accompanying notes to interim condensed consolidated financial statements.

                                Concentrax, Inc.
                   (Formerly American Tracking Services, Inc.)
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1:  Presentation

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-SB.

Note 2: Capital Transactions

During the second quarter the Company issued 375,000 shares of common stock for $240,000 in connection with a funding commitment with Helm M&A Fund, L.L.C.

During the second quarter, the Company issued 36,000 shares to directors for services valued at $0.64 per share.

ITEM II    MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of Concentrax, Inc. ("the Company") and summary of selected financial data. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.



RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

The Company is a development stage business and has not recorded any revenues. The Company has developed vehicle locator units, but lacks the capital to produce and market them, and therefore there is no history of operations.

General and administrative expenses for the three months ended June 30, 2001 increased by $118,284 or 50,334% to $118,519 from $235 for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees, server fees, purchase of demo products for sales and marketing, web site and logo development costs and other general expenses.

General and administrative expenses for the six months ended June 30, 2001 increased by $142,505 or 8,595% to $144,163 from $1,658 for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees, server fees, purchase of demo products for sales and marketing, web site and logo development costs and other general expenses.

Net loss for the three months ended June 30, 2001 increased by $118,284 to a loss of $118,519 from a loss of $235 for the corresponding period of the prior year for reason discussed above. For the three months ended June 30, 2001 and 2000 the Company did not record a tax benefit.

Net loss for the six months ended June 30, 2001 increased by $142,505 to a loss of $144,163 from a loss of $1,658 for the corresponding period of the prior year for reason discussed above. For the six months ended June 30, 2001 and 2000 the Company did not record a tax benefit.


Liquidity and Capital Resources

At June 30, 2001 the Company had working capital of $108,194 including cash of $120,388. This compares with working capital and cash of $3,154 for the corresponding period of the prior year.

For the six months ended June 30, 2001 cash used in operating activities totaled $109,008 as compared to cash provided of $2,131 in the prior period as the company did not have significant operations in the first six months of 2000. The Company has commenced operations during the first six months in 2001 and has incurred expenses in setting up the company's future operations.

For the six months ended June 30, 2001 cash used in investing activities increased to $10,653 for the purchase of property and equipment from no activity for the corresponding period of the prior year.

Cash provided by financing activities was $240,000 from no activity for the corresponding period of the prior year. The Company received $240,000 from the sale of its common stock for the six months ended June 30, 2001.

PART II - OTHER INFORMATION

ITEM I LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2001, the Company issued a total of 375,000 shares to Helm M&A Fund, LLC. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Also during the second quarter, a total 36,000 shares were issued to three non-employee directors for their services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the second quarter of 2001.


ITEM 5 OTHER INFORMATION

                  N/A


ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

           (a)    EXHIBIT INDEX


No.   Description of Exhibit
---   ----------------------

*3.1    Articles of Incorporation of Miami Dade Auto and Home Insurance, Inc., dated January   15, 1999 (Florida)

*3.2    Articles of Amendment changing corporate name to Vibe Records Holdings, Inc., dated May 8, 2000 (Florida)

*3.3    Articles of Amendment changing corporate name to Miami Dade Ventures, Inc. (Florida) dated December 20, 2000.

*3.3    Articles of Incorporation of Miami Dade Ventures, Inc. (Nevada) filed January 22, 2001.

*3.4    Articles of Merger (Redomiciliation Merger) of Miami Dade Ventures, Inc (Florida Parent) with and into Miami Dade
        Ventures, Inc. (wholly-owned Nevada subsidiary) filed January 31, 2001 (Nevada).

*3.5    Articles of Merger (Redomiciliation Merger) of Miami Dade Ventures, Inc (Florida Parent) with and into Miami Dade
        Ventures, Inc. (wholly-owned Nevada subsidiary) filed February 1, 2001 (Florida).

*3.6    Articles of Amendment, changing corporation name to Concentrac Corp., filed February 1, 2001.

*3.7    Articles of Amendment, changing corporation name to Concentrax, Inc., filed February 25, 2001.

*3.8    By-laws of Concentrax, Inc.

*10.1   Indemnity Agreement with Mark Gifford

*10.2   Indemnity Agreement with Robert M. Looney

*10.3   Indemnity Agreement with Paul A. Smith

*10.4   Indemnity Agreement with E. Terry Jaramillo

*10.5   Indemnity Agreement with Dr. Carlos Gonzalez

*10.6   Assignment of Patent Application

*10.7   Televoke Agreement

*10.8   Financing Commitment Letter from Helm M&A Fund, LLC

*10.9   Wireless Link Proposal


*        Previously filed with 10-SB

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Concentrax , Inc.
                                 --------------------------------
                                 (Registrant)



Date August 17, 2001              /s/ Mark Gifford
--------------------              -------------------------------
                                  Mark Gifford, President