Form 10QSB
period 2001-09-30
CONCENTRAX INC
filed 2001-11-19
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

         [ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d)
                          OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-32459

                                Concentrax, Inc.
                                ----------------

        (Exact name of small business issuer as specified in its charter)

                                Nevada 65-0887846
                                -----------------

        (State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

                       817 Glen Oak, Houston, Texas 77076
                       ----------------------------------

                    (Address of principal executive offices)

                                 (888) 340-9715
                                 --------------

                           (Issuer's telephone number)

                                       N/A
                                       ---

              (Former name, former address and former fiscal year,
                          if changed since lastreport)

        Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]     No [ ]

As of November 16, 2001 there were 10,386,000 shares of Common Stock of the issuer were outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             3

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                8
Item 2     Changes in Securities                                            8
Item 3     Default upon Senior Securities                                   8
Item 4     Submission of Matters to a Vote of Security Holders              8
Item 5     Other Information                                                8
Item 6     Exhibits and Reports on Form 8-K                                 9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          Concentrax, Inc.
                                (Formerly Miami Dade Ventures, Inc.)
                                    (A Development Stage Company)
                                       CONDENSED BALANCE SHEET

                                                                 September
                                                                    30,       December 31,
                                                                    2001         2000
                                                                --------------------------
                                                                (Unaudited)
ASSETS

Current assets:
  Cash                                                            $  59,496    $      49
  Inventory                                                          20,000            -
                                                                  ---------    ---------
    Total current assets                                             79,496           49

Property and equipment, less accumulated depreciation of $1,231      18,762            -
Other assets                                                          3,134        3,134
                                                                  ---------    ---------
                                                                  $ 101,392    $   3,183
                                                                  =========    =========


Current liabilities:
  Accounts payable                                                $   2,835    $     257
  Accrued expenses                                                   28,661            -
                                                                  ---------    ---------
    Total current liabilities                                        31,496          257
                                                                  ---------    ---------
Stockholders' equity :
  Common stock, $0.001, 100,000,000 shares authorized:
    10,386,000 and 10,000,000 shares issued and outstanding:         10,386       10,000
  Additional paid-in capital                                        343,128       40,474
  Deficit accumulated during the development stage                 (283,618)     (47,548)
                                                                  ---------    ---------
    Total stockholders' equity                                       69,896        2,926
                                                                  ---------    ---------
                                                                  $ 101,392    $   3,183
                                                                  =========    =========



            See accompanying notes to interim condensed consolidated
                             financial statements.

                                          Concentrax, Inc.
                                (Formerly Miami Dade Ventures, Inc.)
                                    (A Development Stage Company)
                    CONDENSED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
                                   DURING THE DEVELOPMENT STAGE
                                             (Unaudited)



                                                                                         Period From
                                                                                          Inception
                                                                                          (December
                                                                                          10, 1998)
                                   For the Three Months ended     For the Nine Months      Through
                                         September 30,            ended September 30,    September, 30


                                      2001            2000         2001         2000         2001
                                  --------------  ------------- -----------  ----------- -------------
Revenue                              $      -       $      -      $     -      $     -      $      -
Cost of sales                               -              -            -            -             -
                                  --------------  ------------- -----------  ----------- -------------
Gross profit                                -              -            -            -             -
General and administrative             91,907        (1,200)       228,332        1,550       267,903
Research and development                    -              -         7,738            -        15,715
                                  --------------  ------------- -----------  ----------- -------------
Net loss                             $ 91,907      $ (1,200)       236,070     $  1,550     $ 283,618
                                  ==============  =============  ==========  =========== =============
Basic loss per common share          $  0.01       $   0.00       $  0.02      $  0.00
                                  ==============  =============  ==========  ===========
Weighted average shares
outstanding                        10,312,667      6,000,000     10,181,119  6,000,000
                                  ==============  =============  ==========  ===========


            See accompanying notes to interim condensed consolidated
                             financial statements.

                                          Concentrax, Inc.
                                (Formerly Miami Dade Ventures, Inc.)
                                    (A Development Stage Company)
                                  CONDENSED STATEMENT OF CASH FLOWS
                                             (Unaudited)

                                                                                        Period From
                                                                                         Inception
                                                                                       (December 10,
                                                         For the Nine Months ended     1998) Through
                                                               September 30,           September 30,
                                                           2001             2000             2001
                                                      ----------------  --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (236,070)       $ (1,550)     $ (283,618)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Stock compensation                                          23,040               -          23,040
  Depreciation and amortization                                1,231             178           1,998
  Impairment loss                                                  -           1,469           1,469
Changes in current assets and liabilities:
  Inventory                                                 (20,000)               -        (20,000)
  Other assets                                                     -           3,234               -
  Accounts payable                                             2,578               -           3,299
  Accrued expenses                                            28,661               -          28,661
                                                      ----------------  --------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (200,560)           3,331       (245,151)
                                                      ----------------  --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITES:
                                                      ----------------  --------------   -------------
Purchase of property and equipment                          (19,993)                        (25,363)
                                                      ----------------  --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITES:
                                                      ----------------  --------------   -------------
Issuance of common stock                                     280,000               -         330,010
                                                      ----------------  --------------   -------------
NET INCREASE (DECREASE) IN CASH                               59,447           3,331          59,496
Cash, beginning of period                                         49           1,023               -

                                                      ----------------  --------------   -------------
Cash, end of period                                         $ 59,496         $ 4,354        $ 59,496
                                                      ================  ==============   =============





            See accompanying notes to interim condensed consolidated
                             financial statements.

                                Concentrax, Inc.
                      (Formerly Miami Dade Ventures, Inc.)
                          (A Development Stage Company)
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

Note 1:Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-SB.

Note 2: Capital Transactions

During the second and third quarters the Company issued 350,000 shares of common stock for $280,000 in connection with a funding commitment with Helm M&A Fund, L.L.C.

During the second quarter, the Company issued 36,000 shares to directors for services valued at $0.64 per share.

The Company accrued $16,320 for 24,000 shares of common stock earned by directors. Three directors earn 1,000 shares of common stock per month. As of November 16, 2001, the shares have not been issued.

ITEM II  PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company is a development stage business and has not recorded any revenues. The Company has developed vehicle locator units, but lacks the capital to produce and market them, and therefore there is no history of operations.

General and administrative expenses for the three months ended September 30, 2001 increased by $93,107 or 7,759% to $91,907 from $(1,200) for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees, server fees, purchase of demo products for sales and marketing, web site and logo development costs and other general expenses.

General and administrative expenses for the nine months ended September 30, 2001 increased by $226,782 or 14,631% to $228,332 from $1,550 for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees, server fees, purchase of demo products for sales and marketing, web site and logo development costs and other general expenses.

Net loss for the three months ended September 30, 2001 increased by $93,107 to a loss of $91,907 from income of $1,200 for the corresponding period of the prior year for reason discussed above. For the three months ended September 30, 2001 and 2000 the Company did not record a tax benefit.

Net loss for the nine months ended September 30, 2001 increased by $234,520 to a loss of $236,070 from a loss of $1,550 for the corresponding period of the prior year for reason discussed above. For the nine months ended September 30, 2001 and 2000 the Company did not record a tax benefit.

Liquidity and Capital Resources

At September 30, 2001 the Company had working capital of $48,000 including cash of $59,496. This compares with working capital and cash of $4,354 for the corresponding period of the prior year.

For the nine months ended September 30, 2001 cash used in operating activities totaled $200,560 as compared to cash provided of $3,331 in the prior period as the company did not have significant operations in the first nine months of 2000. The Company has commenced operations during the first nine months in 2001 and has incurred expenses in setting up the company's future operations.

For the nine months ended September 30, 2001 cash used in investing activities increased to $19,993 for the purchase of property and equipment from no activity for the corresponding period of the prior year.

Cash provided by financing activities was $280,000 from no activity for the corresponding period of the prior year. The Company received $280,000 from the sale of its common stock for the nine months ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM I          LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

ITEM 2.        CHANGES IN SECURITIES

During the third quarter of 2001, the Company issued a total of 350,000 shares to Helm M&A Fund, LLC. Previously, in the second quarter, we had issued 375,000 shares to the Helm M&A Fund, however, those shares were returned and cancelled as a result of a renegotiated funding agreement between Helm and the Company. The shares issued in the third quarter (350,000) reflect Helm's new funding commitment. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

Also during the third quarter, a total 36,000 shares were accrued (to be issued) to three non-employee directors for their services. Since the shares were accrued and not physically issued during the quarter, they will be issued during the fourth quarter. Such issuances, when made, will be considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the third quarter of 2001.

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

                                 Concentrax , Inc.
                                 --------------------------------
                                 (Registrant)



Date November 16, 2001            /s/ Mark Gifford
-----------------------           -------------------------------
                                  Mark Gifford, President