Form 10KSB
period 2001-12-31
CONCENTRAX INC
filed 2002-04-30
CIK 1136917

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2001
              OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934
                     for the transaction period from to

                       Commission File Number 0-32459

                               Concentrax, Inc.
            ------------------------------------------------------
                (Name of Small Business Issuer in its charter)


          Nevada                                       65-0887846
------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      817 Oak Glen, Houston, Texas                            77076
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                   Issuer's telephone number (888) 340-9715
            ------------------------------------------------------

        Securities registered under Section 12(b) of the Exchange Act:

         Title of each class                  Name of each exchange on which
                                                Securities are registered
-------------------------------------      -----------------------------------

-------------------------------------      -----------------------------------


        Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                     -------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $0.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on April 9, 2002, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $3,734,736.00

The number of shares of the Registrant's Common Stock outstanding as of April 9, 2002 was 10,667,950 shares.

Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, March 31, 2002, as required by Regulation S-B. As of the date of this Annual Report, the number of shares of the Registrant's Common Stock outstanding as of March 31, 2002 is
10,592,589 shares.   As of that date, the Company had 181 shareholders of
record

                              TABLE OF CONTENTS

PART I                                                                    PAGE

Item 1.   Description of Business                                            3

Item 2.   Description of Property                                           12

Item 3.   Legal Proceedings                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders               13


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           13

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                              14

Item 7.   Financial Statements                                              18

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              19

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                 19

Item 10.  Executive Compensation                                            20

Item 11.  Security Ownership of Certain Beneficial Owners and Management    21

Item 12.  Certain Relationships and Related Transactions                    22

Item 13.  Exhibits and Reports on Form 8-K                                  23

                                    PART I
ITEM 1. DESCRIPTION OF BUSINESS

Office

Concentrax Inc. ("we", "us", or "the Company") currently maintains its principal office at 817 Oak Glen, Houston, Texas 77076 where its telephone number is (888) 340-9715 and its facsimile number is (713) 691-8398.

Organization/Historical Background

We are a development stage company in the business of providing responsive vehicle and asset tracking products and services. Our product line, which will be marketed under the "Track-Down" name, is based on our proprietary system of automobile and equipment monitoring Units, which consist of small on-board computers and existing cellular telephone networks that provide real-time location information via a Global Positioning Satellite delivery system. As a development stage company, we have no current operations, no revenues and no marketable products. Our auditors have stated that there is substantial doubt regarding our ability to continue as a going concern given our accumulated losses and requirement for additional cash to fund our operations.

We began our business as Miami Dade Auto and Home Insurance, Inc., a company organized under the laws of Florida on January 15, 1999. Mr. Jon Robbins developed the plan for Miami Dade Auto and Home Insurance, Inc. in the early part of 1997, however, Mr. Robbins died in June of 1999, and the business plan was never implemented. In an effort to salvage the investments of the initial investors, the remaining principals of Miami Dade Home and Auto Insurance, Inc. sought an alternative business opportunity.

During May to June of 2000, an investor advanced $210,000 on behalf of the Company to an entity that we acquired in May 2000, which acquisition was subsequently rescinded in July 2000. This entity was not a related party of the investor.

On January 31, 2001, we signed a Section 351 Contribution Agreement with nine
(9) Investors and former shareholders of American Tracking Service, Inc., a Texas corporation that was voluntarily dissolved in December of 2000. As a result of that dissolution, each of the nine investors and former shareholders had an undivided interest in and to the business products and inventions of American Tracking Service, Inc. Pursuant to the 351 Contribution Agreement, all nine investors and shareholders contributed their undivided interests to the Company, which we redomesticated in Nevada, and in exchange, the nine investors and former American Tracking Service shareholders received a total of 6,000,000 shares of Common Stock of the Company. None of the investors and former shareholders of American Tracking Service, Inc. were affiliated with the Company prior to this agreement. After the agreement was executed, we amended our Articles of Incorporation changing our corporate name to Concentrax, Inc.

The assets acquired under the 351 Contribution Agreement included:

(i) A transfer to the Company by Mark Gifford, the inventor, of all rights, title and interest in and to the "Track-Down" device and the patent application, the invention itself, and any and all potential modifications and/or improvements of the design as set out in the patent application. Mark Gifford also agreed in that Agreement to transfer to the Company, from time to time, without further consideration, all modifications and/or improvements that he may develop with respect to the invention.

Additionally, as part of the 351 Contribution Agreement, all nine former investors and shareholders of American Tracking Service, Inc., agreed to deliver to the Company, the following:

(ii) Lists of all contacts (potential customers at various stages of the sales cycle), together with phone numbers, names, titles, addresses and affiliations of all persons at such contacts, which contacts included, but was not limited to, the following types of companies: new car dealers, airlines, overnight couriers, auto rental companies, bus companies, food establishments and oil companies;

(iii) all files and documents, including all records and plans pertaining to the business concept and business plan;

(iv) all notes, notebooks, drawings, specifications, models, etc. pertaining to the Track-Down device covering all models during the stages of its development; and

(v) all contracts, letters of intent, negotiation memoranda, correspondence, etc.

Our Business

We provide monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained (i.e. a portable and operational without additional components) transceiver Unit that can be installed in vehicles and essentially any movable equipment that has a battery. We provide a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery.

Our President, Mr. Gifford, has a strong background in vehicle security, and because of his known expertise in this field, he was approached by a heavy equipment rental company and its theft insurance carrier to develop a vehicle locating device. After Mr. Gifford's initial research indicated the feasibility of such a device, the insurance carrier declined to fund the required research and development. Mr. Gifford then organized American Tracking Services, Inc. to develop the device, he secured private investors. Although American Tracking Services, Inc. developed two types of tracking devices, a passive and active vehicle locating Unit (both Units referred to herein as the "Locator Unit", "Track-Down Unit" or simply the "Unit"), American Tracking Services, Inc. lacked the funding to produce and market the Units. American Tracking Services, Inc. was voluntarily dissolved with the intent to form a new company to exploit the devices. Soon thereafter, the Company, then named Miami Dade Ventures, Inc., learned of the opportunity and negotiated the acquisition of the business and assets from Mr. Gifford, the other shareholders and the investors, and then changed Company's name to Concentrax, Inc., as it was more descriptive of its business.

The Company, using the contacts, business concept, products and inventions acquired on January 31, 2001, will be engaged in (a) marketing and selling the Concentrax Locator Units and (b) providing the monitoring and reporting services of a central control station, which will be initially leased. The Locator Units will be assembled by a non-related manufacturing company to the Company's specifications. The Locator Units will be of two types: (a) the passive type and
(b) the active type. The fundamental difference between the two is that the passive type alerts or reports only when it is queried by the control station and the responses must be interpreted by the operator, while the active type alerts or reports without any prompting from the control station whenever any anomaly occurs (e.g.. movement outside pre-set geographical limits or engine start-up during non-working hours).

Locator Units have a range of potential uses, as outlined by businesses with which sales negotiations are pending. For example, airlines that handle air cargo have a significant problem with tracking and locating air cargo containers. At any given time a high percentage of an airline's containers are missing, which means they are not in use generating revenue. That problem might be solved by affixing the passive type of Locator Unit to each air cargo freight container. Then, with the specific Locator Unit related to a specific container, a query to the Locator Unit would reveal the location of the container.

Another example of a potential use is for the very problem with which Mr. Gifford was first presented: the loss, theft or otherwise "removal" of heavy equipment from an approved job site to another site. This commonly happens when a leasing contractor completes his use of the equipment early and sub-leases the equipment to some other party. In that scenario, an active Locator Unit could be pre-programmed with the geographic parameters of the approved job site, and if the piece of equipment were moved off-site, the Unit would call the central control station and report its movement. A similar application would be used for automobile leasing companies that have restrictions on the movement of their cars either out of state or out of country. Another proposed use is to mount the active Units on school buses. By having the Units report at specific, short term intervals the central control station can determine the route and speed of the buses which is information which the school districts may need in the event of an accident. In addition to its ability to locate a vehicle, the Unit also provides useful information. Each Locator Unit contains a clock and ability to be pre-programmed with, for example, the normal hours of operation for that vehicle or asset. Then, if the vehicle or asset is started or moved in the middle of the night, the active Unit can report this event for investigation of possible theft. Even a vehicle's battery reserve power can be monitored.

Presently, we have a prototype that has almost completed its testing phase. It is in its final-production stage, complete with hardware testing and analysis. We expect only to have further software configuration tests on the Unit as it relates to its operation with the server. The Unit is ready for production, sales and deployment as of the date of this amendment.

The Track-Down System

The Unit itself can be described as a Global Positioning Satellite transceiver Vehicle Location Unit. The monitoring and control devise is completely self-contained in that all components necessary to make the Unit work are part of the Unit itself. Each Unit contains an on-board mini- computer providing two-way communications via existing cellular telephone networks. Because the Locator Unit is intelligent and processes its own sensory data, it communicates with the command centeronly when a pre-defined event requires the attention of an operator, or when the operator wishes to check on the vehicle or communicate a command. This low volume of communications traffic allows the command center to monitor a vast number of Locator Units without concerns for capacity, and is very cost effective to the user. The user can access the status of their asset or vehicle directly from their own Internet connection.

Through the use of intelligent, remotely programmable Locator Units memory, the Track-Down system provides the customer with the ability to reprogram alarm states and redefine acceptable operating parameters by remote control, via the Internet, without physically accessing the vehicle or Unit itself. This is achieved by the use of a controller inside the memory of the Locator Unit, which enables the customer to reprogram and redefine acceptable operating parameters. The remote Locator Unit also performs a variety of internal monitoring and diagnostic routines, alerting system operators to any potential Unit failure such as memory failure, memory parity error low battery, input-output cycle failure and operating system error.

A second key attribute is our use of an on-board cellular telephone circuit board, which enables the system to function without the installation of a large network of dedicated antennas or other infrastructure. Since the Track-Down system can communicate on a predetermined schedule or only when an alarm occurs or an operator initiates communication, the cost of cellular transmission is minimal, and the capability to operate using exiting communications infrastructure enhances flexibility and enables rapid expansion of the system.

The Track-Down system can be operated using Microsoft Windows based commands and control icons in a highly intuitive user interface that relates to Global Positioning Satellite and mapping software. It has familiar, user-friendly characteristics that should make our Unit and our system very appealing to our customers.

The installation of our Unit involves essentially one step, and can be accomplished by any non-technical person. For most situations, customers will be able to easily service the Unit themselves without having to rely on complex or expensive technical support. This ease of installation provides a portability function, allowing rental fleets to move a Unit from vehicle to vehicle thereby conserving the need to purchase Units for all vehicles in their fleets that are currently being leased or rented. A permanent installation would not provide this flexibility, and would not be as economical.

Anti Theft System

The standard Locator Unit can be used as an Anti-Theft System. It maintains a check on its position using Global Positioning Satellite tracking technology, and alerts central operators if its location varies from the pre-defined parameters. Since each Unit provides complete two-way communication, the command center can reprogram the Locator Unit from the central control station, making it possible to redefine the acceptable operating parameters without accessing the vehicle. Additionally, safety and anti-theft features, such as a starter disable function, can be activated remotely.

The Logic of Track-Down, and the basis for our patent application:

Through a single wire hook up to the host vehicle's battery, Track-Down can recognize a number of actions that take place and the Unit is programmed to react or respond according to the action. The system has the ability to evaluate an electrical occurrence and, in essence, decide whether or not to call the tracking center. Since cellular time is expensive, without even considering the additional costs involved with maintaining or retaining a larger response staff of people to take those calls, this system is more cost effective than other tracking device on the market. If a Unit must constantly communicate with the tracking center, the cost of operations increases. Track-Down can recognize the following electrical occurrences, including:

1. The starting of a host vehicle. A vehicle will have a nominal voltage reading of 12 to 13.7 volts. When it is started, the voltage will drop as low as 9 volts while the vehicle is being cranked, and then will rise back to the nominal voltage after the vehicle has run for a few seconds. Track-Down accesses the time of day from the time embedded in the GPS statement it receives. Every time that the vehicle is started, it notes the time of day. If the start occurs during the normal working hours that have been programmed into the Unit, it will not call the center. All appropriate start times for the day can be stored in the Unit's memory for a download at another time for a complete report on vehicle activity. If the vehicle is started outside the programmed time window, it assumes that an unauthorized start is occurring and it calls the center automatically with a position update and a status code that informs the center of an unauthorized start. With this ability to recognize a start, the Unit can store the start time and will recognize when the vehicle's engine has been shut off, as the voltage will drop due to the alternator no longer charging. This feature also, then, functions as an effective engine hour meter for maintenance purposes.

2. The tampering of a Unit or a battery. Track-Down Unit is connected to a constant 12 volt source in the host. If this connection is severed or disconnected and the voltage drips to zero, Track-Down knows that it is being tampered with and immediately switches to its back-up battery and automatically calls home with a status code for Tampering. Track-Down, through its connection to the host vehicle's battery can also monitor the condition of the host's battery and if the vehicle's battery voltage drops below a certain level, the Unit will automatically switch to its back-up battery and continue to operate until adequate voltage has been restored to the host.

3. The removal of a vehicle or asset from its pre-defined position or course. Track-Down can be programmed to call home when a vehicle has been removed from a specified area. The Global Positioning Satellite portion of the Unit takes Global Positioning Satellite readings most of the time, and these readings can be compared with the programmed settings within the Unit to verify that the Unit is being operated within the geographic boundaries currently specified for the Unit. If the vehicle is outside the boundaries, the Unit calls the tracking center with a status code for Unauthorized Movement. Other competitive tracking systems would have the tracking center computers determine whether or not the Unit was where it was supposed to be, thereby using cellular time and manpower to make decisions and to determine a course of action. The Track-Down does this on its own.

The Central Control Facility

This facility ("Central Control Facility," "Central Control Station" or the "Server") will house all of the central data management hardware, along with the associated operator interface peripherals, such as keyboards, mouse, monitors and printers. This facility will control and distribute tasks to the remote Units of the system, including the monitoring and controlling of Locator Units from the vehicle monitoring/anti theft system. The central control facility determines which stations or functions will be controlled by which operator, and directs all reporting data and commands to and from the remote Units. It will consist of many computers, each controlling a specific function within the system, such as locating and tracking vehicles. Each operator station, in turn, ca be configured to control one or more of the system's computers. Each station is equipped with its own monitor, keyboard and mouse for this purpose.

Rather than build and develop our own central facility, we will initially lease time on a server based in San Francisco, California with a company called Televoke for the next 12 to 24 months. At our location, we will maintain an Archive Server, which will store all of the GPS statements from all of the Track-Down Units. With these two Servers we will be a fully operational tracking center with multiple workstations. The Televoke Server will provide functionality as well as provide a demonstration and sales tool for prospective customers. The Archive Server will interact with the Televoke Server so that we can receive raw Global Positioning Satellite data, and if we wish to obtain details, maps, etc. for purposes of review, and/or if our customers wish to obtain the same information, we can transmit the information request back to the Televoke Server and immediately obtain the requested details. Also, like the name implies, the Archive Server will store historical data. All customers will be able to access both current, as well as historical, vehicle/asset information from their own PC Internet connection, via one or both of the Servers.

On April 26, 2001, we signed an agreement with Televoke. Televoke is an application service provider that bundles Internet, telephony, wireless and billing services into hosted applications. . We are currently finalizing a longer term, fully commercialized agreement with Televoke. The end user can access the tracking pages through the Concentrax website, which is fully functional at this time on the World Wide Web at www.concentrax.com. Please be aware that the website presently refers to fictitious press releases about our Company, none of which are actual press releases.

Through interaction with our Locator Units, Televoke will provide a service enabling users to control, track, and receive notifications concerning assets that contain or are attached to a Locator Unit via the Concentrax website. The service will be provided through:

a) The Track-Down Locator Unit, which is a device capable of recognizing, receiving and decoding relevant data and sending such data, including the nature of the activating event to a Televoke;

b) Televoke's receipt and interpretation of such data and transmission or broadcast of the interpretation of such data to the user or user's designee through wireless telephony, Internet, or land line methods.

As part of this Service Agreement, Televoke will provide us with the necessary parameters to configure our Track-Down Units to be compatible with the Televoke Server and to operate under the operation guidelines set forth in our pending patent.

We have entered into an OEM (Original Equipment Manufacture) Agreements with Satronics, Inc, which is located in Ventura, California. At this time Satronics has provided us with production ready Units built to our specification.

We will actively monitor the production or procurement of the Locator Units and take any commercially practicable measures reasonably necessary, including anticipatory negotiations with alternate manufacturers or suppliers, to ensure that it will be able to continuously supply the Units in accordance with the schedule, technical specifications, quality standards, promotional obligations, and other requirements and we are responsible for, and shall bear the cost of, obtaining any required approvals and certifications for the Locator Units from Aeris (the owner of the patented Microburst communication technology) as well as any required approvals from the FCC or any other relevant regulatory agency.

Additionally, we are responsible for distribution and sales, marketing, branding and attribution, customer service and taxes.

Compatibility with Global Positioning Satellite Systems

The Track-Down system interfaces with existing Global Positioning Satellite systems, enabling the Locator Unit to accurately calculate its position at all times, and enabling central operators to monitor and report vehicle locations within a few meters.

Proprietary Error Correction Protocol

Our proprietary error correction allows the use of highly sensitive information to transmit data and commands. This advanced system is capable of transmitting up to 2 complete messages each second to a single Locator Unit.

Map-Based Graphical User Interface

Our system operates through a map-based graphical interface, which means that users will be able to access actual maps that show the location of their respective vehicles or assets. The Map data base is the most current version of Map Quest and is accessed directly through a link with the Televoke Server. The interface is user-friendly, and in Management's opinion, transparent to the user. This arrangement insures that the street maps depicted will include the most current versions available as Map Quest is constantly updating their data base as new streets are added. It employs multiple overlays to enable a single operator to efficiently track and monitor vehicle activities and compares them in relation to a variety of features including street maps, landmarks and other vehicles. The operator interface enables customers with only moderate experience to monitor and control remote assets. All remotely located devices appear on the computer screen as accurate depictions of their actual appearance.

Marketing our Products: Applications

Our Locator Unit is readily applicable for monitoring vehicle traffic, offering real-time reporting capabilities that indicate vehicle locations, status and activity. In addition, our system of tracking with the Locator Unit includes a state-of the-art error correction mechanism that can distinguish subtle movements and even if the mechanism is being tampered with.

Our marketing efforts are targeted to specific industries. We do not believe that a nationwide campaign is necessary at this stage of our development. We have had meaningful negotiations with many vendors, manufacturers, and various businesses in those targeted business segments.

The first application that we are targeting is the retrieval or location of rental vehicles/equipment in the United States. We are in various stages of negotiation with several automobile rental/leasing companies. In a similar application, we are targeting new car dealerships to establish promotions and business alliances. Also, at new car dealerships, we will market our Locator Units and service plan(s) to auto purchasers through simple point-of-purchase displays, with our Units and related services being offered as add-ons or options with a new or used vehicle. We have also established relationships with commercial fleet users and will be targeting this portion of the market as well.

Another application is in the retrieval or location of missing air-cargo containers. Airlines utilize products and services of air cargo/container companies. Presently, we are at a final stage of negotiation with two Air-Cargo companies, and are in earlier stages of negotiation with four others.

Geographically, our marketing plan includes the emphasis of tracking automobiles, school buses, charter buses limousines, trailers and containers in North America, Mexico, Central America and South America. We are presently seeking to establish a partner in Latin America, and at the time of this annual report, we have a candidate with whom we are negotiating to market our services into that geographic region. Since our communications link will work with our standard Unit throughout Mexico, Central America, and South America, we will not have to establish tracking centers in Latin America or to modify our Unit in any way. All of the monitoring can be handled through our existing infrastructure. Also, we intend to explore expansion of our Air Cargo business to Europe and other overseas locations.

There are numerous applications for this technology. One such application is in the childcare business. In that field, we can market the Locator Unit to parents and day-care providers to assist them in locating and keeping track of their children. Another application for the Locator Unit is for use in monitoring hikers in wilderness areas and National Parks. This Unit could also be reduced in size and could function just like our standard Locator Unit. Such a downsized Unit could find its way into our other businesses since it is battery powered, portable and able to be installed anywhere. Our sales efforts will target specific markets, and we will develop our marketing plan with certain industries in mind. It is our intent to establish Track-Down as the first name businesses think of when they are looking for a tracking device.

Competition

While there are other vehicle tracking units on the market, the Company believes that its Unit offers superior features. For example, a well known Unit is manufactured by Lo-Jack. This Unit is hidden in a vehicle and is only activated (by the police) when the car is reported stolen. Thus, the Unit is unable to know that it being stolen and will not be activated until an owner knows that it has already been stolen. Further, the Lo-Jack Unit requires triangulation receivers, which are receivers located in at least two separate police vehicles that together can pinpoint the location of a missing vehicle that has a LoJack installed. Recovery, therefore, is largely dependant upon the availability of police cars with the necessary equipment. Lo-Jack has no Internet tracking capability for individuals or companies, nor does it have navigational capabilities. It is not interactive with its tracking station and the cost, installed, is $600 or more. While Lo-Jack does not charge for monitoring, they do charge for each track that can run as high as $200.

Other competitors include Highway Masters (now called @Track Communications), On-Guard ATX, On-Star and GTE.

On-Guard ATX offers a Global Positioning Satellite based vehicle and equipment tracking system. The Unit and monitoring costs are very expensive to support their high cost of doing business. That company has spent considerable funds on research and development, and employs a large staff to conduct the actual monitoring. Their Unit is not programmable, and it is relatively difficult to install.

@Track Communications (formerly Highway Masters) is one of the largest vehicle tracking company in the business. It primarily tracks semi tractor trailers and other commercial trucks. The cost is $1,500 to $2,000 per Unit plus installation with very high monthly monitoring fees plus "use" fees of over $0.50 per minute. The bulk of @Track's services are carried out by employees in the company' own tracking center. They do not have Internet tracking capability, and their Units are not programmable. Although their software is capable of making some decisions, it requires that cellular time be used to get the information into the center. Cellular time is the time that a cellular communication link is open between a control center and the tracking Unit is communicating with the control center, analogous to a cellular phone conversation.

On-Star, General Motors. On-Star offers a navigational system with an on-board screen that is sold through GM new car dealers. There are no heavy equipment applications. It is costly, not programmable and there is not Internet interaction.

In comparison, we provide a product and a service that is considerably less expensive than any of our competitors. Although our pricing has not been finalized, we estimate that we can have a customer up and running for less than $40.00 plus cellular activation of $50.00. Our monitoring services begin at $39.95 per Unit per month, and if the client wishes to purchase the Unit, the cost will be approximately $300 per Unit, plus monthly monitoring costs of $14.95 per month. We do not require that our customers purchase software, so we eliminate the costly transmission of the raw cellular data to the customer via the companies' servers, which cost would have been passed on to the customer. Our technology and design is based on a combination of the most effective, least expensive technologies available.

Number of Employees

At the present time, the Company has two employees, Mr. Mark Gifford, President and CEO, and Mr. Paul Smith, Treasurer and CFO. We intend to hire a secretary/receptionist and we have recently retained the services of two non-employee sales consultants (Mr. Jack Kennedy and Mr. David Miller), both of whom will be compensated on a commission basis. In approximately six months, the Company plans to retain up to four additional sales consultants who will also be compensated on a commission basis. We then plan to hire a Sales and Marketing Manager to oversee the six sales consultants. Upon establishment of the central control station, the Company anticipates hiring one or two monitoring persons, depending upon demand and the hours of service. We do not anticipate that we will require any such monitoring persons for the next 24 months of our operation since we intend to lease server time for at least two years. The following table, therefore, illustrates the number of employees we plan to have in total over the next 12 months.


           Department/Job Function            Number of Employees
           -----------------------            -------------------
           Executives                            2 (current)
           Secretary/Receptionist                1 (future)
           Sales Management                      1 (future)
                                                ---
           Total                                 4


              Cautionary Factors That May Affect Future Results

This annual report contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales, efforts, the outcome of contingencies and financial results. Any or all of the forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSBs and 8 Ks.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Overview: The Company is a development stage business; although Mark Gifford had already developed the concept and the design of the vehicle Locator Units for American Tracking Services, Inc., that company lacked the capital to produce and market the product, and therefore, even at American Tracking Services, Inc. there is no true history of operations. The Company has acquired all of the rights, title and interest in and to the business and assets of American Tracking Services, Inc. but we must raise the necessary capital to fund production and marketing. There are other, competitive Units on the market and while the Company feels that its Locater Units offer superior features, there is no certainty that the Company will establish itself in the market. Because the anticipated sales cycles in the target markets are estimated to be 90 days, with potential buyers requiring an evaluation process prior to that, the Company may be required to subsidize operations pending both the obtaining of sales contracts and the subsequent payment of invoices, increasing the need for adequate working capital. Since the products are based upon both Global Positioning Satellite and cellular telephone technologies, both of which experience rapid technological advances, the Company must continue its R&D efforts or risk technological obsolescence.

1. Going Concern Qualification. Our auditors have deemed us to be a development stage company, and have issued a qualification in their footnotes with regard to our ability to continue as a going concern. The independent auditors report on the Company's December 31, 2000 financial statements included in this Annual Report states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern. This can pose a substantial risk to investors in that it is possible, if not probable, that they will lose some or all of their investment.

2. No Certainty of Successful Future Operations; Limited Operating History. Although we were organized in January of 1999, we have had limited operations since the death of our founder and the redirection of our business. Our Plan of Operations is largely based on our accumulated knowledge and business development from American Tracking Services, Inc., which was dissolved in 2000. That company, formed in December of 1998, had developed a business concept and plan which we now have the benefit of using as a result of our 351 Contribution Agreement of January 31, 2001. Nonetheless, we should still be considered a development stage company, and our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history. There is no certainty that our future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to develop a customer base, enter new industries or areas of the transportation industry and generally do business in a sufficient volume to provide sufficient revenue to cover our operating costs.

3. Unproven Business Strategy. Our business strategy entails providing comprehensive tracking system solutions, with an initial focus on the integration of our newly developed tracking software with our tracking locating Unit. There is no certainty that we will accomplish our integration and development objectives in a timely manner, if at all. To be successful, we must also establish an interface between our system satellite server, which has not yet been finalized. Any delays in meeting these objectives could impede our success. We are focusing our efforts on the transportation industries and on the service fleet and air cargo container industries. As a developing business, we have no operating history to reflect the results of this strategy. Therefore, there is no guarantee that we will succeed in implementing our strategy or that we will obtain financial returns sufficient to justify our investment in the markets in which we plan to participate.

4. Potentially Long Sales Cycles; Lack of Existing Backlog. For most of our target markets, including, but not limited to rental car and equipment companies, commercial fleet companies, school bus companies and air cargo container users (e.g. the FAA) the sales cycle can span from 30 to 90 days or more. Since our technology application is new, prospective customers may require a longer evaluation process prior to purchasing or making a decision to include our product in their vehicles or containers. Some prospective customers may require a test installation of a customized system before making a substantial purchase decision, which could be costly and time consuming for the Company. Each industry that we serve may have entirely different requirements, which can diminish our ability to fine tune a marketing approach. Consequently, a backlog on orders could place a significant strain on our financial and other resources. At the same time, the failure by the Company to build a backlog of orders in the future would have a material adverse effect on our financial condition.

5. Risks of Experiencing Significant Reductions in Sales if the Transportation Industry Suffers; Dependence on Transportation Industry and Continued Operation of Transportation Industry Customers. Most of our revenue is expected to be generated from the transportation industries thereby making the success of our business heavily dependent upon the transportation industries and on our transportation industry customers. A significant reduction in the operations of any of these customers could, depending on the extent of the reduction, have a materially adverse affect on the Company. Additionally, since much of the transportation industry relies largely on its customers having a disposable income, a general economic downturn or recession could negatively impact the transportation industry before affecting other segments of the economy, leaving those businesses with fewer available funds to make substantial purchases. This could have an adverse effect on our ability to build a solid customer base.

6. System Failure or Inadequacy. We are still developing a Unit/Server interface that will manage and track our base of Units that will be in use in the marketplace. Any system failure could harm our reputation, cause a loss or delay in market acceptance of our Units or our system, and can have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that server failures or interruptions will not occur.

7. Risk of Using a Single Server. We have signed an agreement with Televoke, a San Francisco company with a server from which are leasing server time. Even though Televoke will have a fully redundant backup Server operational in Colorado, a failure of the primary or backup Servers or any other server on which we rely for tracking services could occur as a result of component malfunction, operator error or some other reason. Without adequate backup, our users could be denied service, and our shareholders and investors may suffer as a result.

8. Risk of Technological Obsolescence. Our ability to maintain a standard of technological competitiveness is a significant factor in our strategy to maintain and expand our customer base, enter new markets and generate revenue. Our continued success will depend in part upon our ability to identify promising emerging technologies and to develop, refine and introduce high quality services in a timely manner and on competitive terms. There is no guarantee that future technological advances by direct competitors or other providers will not result in improved tracking systems that could adversely affect our business, financial condition and results of operations. Additionally, we may fail to identify emerging technologies.

9. Risks relating to Competition in the Marketplace. Within these new markets, the Company will likely encounter competition from a variety of sources from existing competitors in the tracking device industry, as well from companies choosing to enter the market, such as auto leasing companies or air cargo container companies, which could substantially diminish our potential market share. It is also possible that we will experience unexpected delays or setbacks in developing new applications of our technology. There is no guarantee that our new products and applications will generate additional revenue for us or that we will successfully penetrate these additional markets.

10. Risks Inherent in Development of New Products and Markets. Our strategy includes developing new applications for our tracking device(s) and entering new markets, such as the air cargo container industry. This strategy presents risks inherent in assessing the value of development opportunities, in committing capital to unproven markets and in integrating and managing new technologies and applications.

11. No Certainty of Sales Due to Limited Sales and Marketing Experience. Although our President Mr. Gifford has successfully launched and marketed products, we have limited marketing experience and have conducted only limited marketing activities. We are in the early stages of development of our marketing, distribution and sales structure, organization, alliances, contracts and partnerships. Our expertise does not guarantee success or sales and there is a risk that we could prove to be less capable in these areas of business development than in the area of product development.

12. Rapid Technological Change; Technological Incompatibility; Technological Obsolescence; Uncertainty of Product Development and Commercialization. Although we have completed many technological aspects of our development, including the filing of a patent application for our tracking device, we have only started the commercialization process. Accordingly, there is no certainty that, even upon widespread commercial use, any of these products or services will satisfactorily perform the functions for which they have been designed. Our technology is not inherently new; many competitors use similar hardware, Global Positioning Satellite transmission of information and cellular cards, but our amalgamation of a system using a single wire hook-application is a new concept, which we anticipate will be well received by the marketplace. Product development, commercialization, and continued system refinement and enhancement efforts remain subject to all of the risks inherent in development of new products based on innovative technologies, including unanticipated delays, expenses, technical problems, or difficulties, as well as the possible insufficiency of funds to implement development efforts, which could result in abandonment or substantial change in product commercialization. Our success will be largely dependent upon our products meeting performance objectives and the timely introduction of those products into the marketplace, among other things. There is no certainty that our products will satisfy current price or performance objectives. We may encounter unanticipated technical or other problems with our own Units and software as well as with independent servers, which would result in increased costs or material delays in introduction and commercialization of our products.

13. Dependence on Proprietary Products; Risk of Infringement. Our success will be dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our products' technology. We have a pending patent application for our one-wire monitoring microprocessor, and we have used non-disclosure agreements and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. It is our belief that the pace of product development is so fast that long term patent protection would be of little benefit to us. There is no guarantee that a patent, once granted, will protect our products against infringement, or that we will have the financial resources to prosecute an infringement claim. In addition patent protection does not prevent independent third-party development of competitive products or services. We believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no certainty, however, that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting such a claim. Responding to and defending any such claims may require significant management and financial resources and otherwise have a material adverse effect on our results of operations, financial condition or business.

14. Limitation of Liability and Indemnification of Officers and Directors. Our officers and directors are required to exercise good faith and high integrity in the management of Company affairs. Our Articles of Incorporation provide, however, that the officers and directors shall have no liability to the shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated it in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by the Company of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate the Company's business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our current officers and directors and we will provide similar agreements for future officers and directors.

15. Our Success is Largely Dependant Upon Key Personnel, and there is a Risk That Business Will Suffer Upon the Loss of any of Our Officers or Directors. Our future success will depend largely on the efforts and abilities of our officers and Directors, particularly Messrs. Gifford, Looney, Gonzalez, and Smith. The loss of any of them or our inability to attract additional, experienced management personnel could have a substantial adverse affect on the Company; we have not obtained "key man" insurance policies on any of our management and do not expect to obtain it on any of our future management personnel, as employed. Our ability to implement our strategies depends upon our ability to attract highly talented managerial personnel. There can be no assurance that we will attract and retain such employees in the future. The inability to hire and/or loss of key management or technical personnel could materially and adversely affect our business, results of operations and financial condition.

16. Changes in Government Regulation May Be Costly and Interfere with Profits; Our Ability to Comply with Government Regulation May Be Limited, Thereby Causing Business Operations to Suffer. Our Company's products and services require our compliance with many telecommunication laws and regulations, consumer safety laws and regulations, as well as compliance with governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, there is no certainty of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities.

17. Risks regarding Forward Looking Statements. This Annual Report contains some forward-looking statements. "Forward-looking statements" describe our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales, efforts, the outcome of contingencies and financial results. Any or all of the forward-looking statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors, such as product acceptance, competition and marketing capabilities, will be important in determining future results. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially.

As a reporting company, we will have ongoing disclosure obligations under the federal securities laws, however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-QSB, 8-K, and 10-KSB reports to the SEC.

We have provided this discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed above could adversely affect us.


ITEM 2. DESCRIPTION OF PROPERTY

Offices

We currently maintain our principal office out of the home of our President, Mark Gifford. The address is 817 Oak Glen, Houston, Texas 77076 and the telephone number is (888) 340-9715 and the facsimile number is (713) 691 8398. The portion of his dedicated home office space for our Company is approximately 750 square feet, and it includes a main office room with office furniture, computers and other office equipment; a small conference room and a bathroom. Our intention is to move to a larger facility; however, since our business operations will not require a sizable staff, we feel that this home office is adequate for our business for the next 12 months if we do not secure a lease for a larger office area.

As of the date of this annual report, we have signed a sublease agreement with Texoga which provides us with access to offices, a conference room and a Concentrax developed Demonstration Command Center located at 25351 Borough Park Drive in Spring, Texas. We believe that those premises are adequate for our home office operations for the foreseeable future.

Patent Application

We presently have submitted a patent application to the Unites States Patent and Trademark Office for the Self Monitoring Vehicle and Tracking Device, and we are presently awaiting receipt of an application number. Upon entering into contracts with third parties, we have been asking that such parties sign a non-disclosure document to give us some protection against reverse-engineering and/or other infringement of our property. This application, initially filed by Mr. Gifford, was assigned to Concentrax, Inc. commensurate with our 351 Contribution Agreement.


ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2001.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the NASDAQ Over the Counter Bulletin Board under the symbol "CTRX"

Citadel Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on October 12, 2001. The range of our prices since the commencement of trading was:


      Quarter                     High Ask                      Low Bid
      -------                     --------                      -------
      2001

      4th Qtr '01                   $3.00                        $0.15


The forgoing quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Dividend Policy

We have not had any earnings or profits and have not paid any dividends. Our proposed operations are capital intensive and we need working capital. Therefore we will be required to reinvest any future earnings in the Company's operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

CAPITAL STRUCTURE OF THE COMPANY

Our capital structure consists of shares of Preferred Stock and Common Stock, both having a par value of $.001 per share. The authorized classes, and the amount or number of each which are authorized and outstanding as of the date of this Annual Report, are as follows:

                                AUTHORIZED              OUTSTANDING
                                ----------              -----------

      Preferred Stock           10,000,000                   -0-
      Common Stock             100,000,000               10,667,950


Preferred Stock

The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. To date, the Board of Directors has not designated any series of Preferred Stock.

Common Stock

The authorized common equity of the Company consists of 100,000,000 shares of Common Stock, with a $.001 par value, of which 10,592,589 shares of Common Stock are issued and outstanding. Shareholders (i) have general ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to shareholders upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings.

The Common Stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the Common Stock voting for election of directors can elect one hundred percent of the directors of the Company if they choose to do so. The Company, which has had no earnings, has not paid any dividends on its Common Stock and it is not anticipated that any dividends will be paid in the foreseeable future. Dividends upon Preferred shares must have been paid in full for all past dividend periods before distribution can be made to the holders of Common Stock. In the event of a voluntary or involuntary liquidation, all assets and funds of the Company remaining after payments to the holders of Preferred Stock will be divided and distributed among the holders of Common Stock according to their respective shares.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements of Concentrax, Inc. ("the Company") and summary of selected financial data, as shown below. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

Results of Operations

The Company is in its development stage and is seeking to market its Vehicle Locator Units to various industries and through its business alliance with Texoga. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this Annual Report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of our sports channel and nostalgic content, our ability to acquire and deliver high quality products at a price lower than currently available to consumers, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract customers at a steady rate and maintain customer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to our industry.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.


Costs and Expenses

From our inception through December 31, 2001, we have not generated any revenues. We have incurred losses of $49,975 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.


Liquidity and Capital Resources

As of December 31, 2001, the deficit that accumulated during the development stage was $44,570. As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $330,326from operating activities. Cash flows used in investing activities was $14,708 during the period January 15, 1999 through December 31, 2001. We met our cash requirements during this period through the private placement of $395,010 worth of common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.


Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.


Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant of equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.


Plan of Operation

We have developed a plan of operation covering our final product design development, marketing strategy, manufacturing objectives, inventory considerations and revenue generation. We have identified our present need to establish an outside server relationship, and a potential future need to develop an in-house server for the tracking of our Units. We discuss a need for ongoing research and development, and outline our staffing requirements, including the forming of a non-employee sales force.

Objective: We intend to provide affordable vehicle and asset tracking services for businesses such as rental equipment companies, auto leasing companies and dealership, business fleet companies, trucking and logistics companies, air cargo container companies and to individual consumers, through the manufacture/assembly, sale and support of a compact, reliable, and user friendly Global Positioning Satellite based locator device. We believe that we can achieve our objectives for the next twelve months with private placement proceeds of $600,000. As of the date of this amendment, we have received 33% of that funding requirement, and we have received commitments from investors to fund the remaining 67% within the next 90 days, or before July 31, 2002.

The initial funding of $600,000 will satisfy our cash requirements for the next twelve months, or through April of 2003. We do not anticipate the need to raise any additional capital over the next twelve months for the development or establishment of Locator Units, or for the fulfillment of our Plan of Operation.

Product Design Development:   During the second half of 2001, we completed the
integration of our tracking software with the Track-Down Unit, and tested the Unit in various environments. Since the Unit has multiple uses, we adjusted the programming and test Units in varying conditions prior to marketing them to specific industries or applications.

Our Final configuration of the software for the Locator Unit and the communication link between the Unit and the server as well as the establishment of the customer-to-server link will cost the Company between $50,000 and $125,000.

Because the testing of our Locator Units is complete, Management believes that the Company will be ready to take orders for Locator Units at or before the end of the fourth quarter of 2002. We have already engaged in negotiations with companies from several industries. In addition, FAA testing on the Air Cargo Unit, which ahs been delayed due to the shortfall in the original funding, is scheduled to begin within the next 120 days. We hope that FAA testing of the Air Cargo Unit should be completed by the fourth quarter of 2002.

Outside Server: Although we had initially intended to build an in-house server, we have decided to delay that process for up to two years, after which time we will re-evaluate our situation. At this early stage, Management believes in our first year of operation, building a solid customer base should take priority over our acquisition or development of an in-house server. Among the factors considered in our decision was that that a server, whether acquired or built, would have to be maintained and staffed at great cost, and we felt that it would not be practical at this early stage in our development. We believe that this decision will benefit the Company by conserving costs, and allowing us to focus on refining our Locator Unit and on developing a strong marketing plan.

We have recently signed an agreement with Televoke, Inc. Televoke is an outside server company based in San Francisco, California. Our agreement with Televoke covers test period for a flat rate of $7,500, and that time period will be used to modify and/or repair any detected problems between the server and our Units. Upon the conclusion of the interim or testing period with Televoke, we will prepare and execute a long term agreement with Televoke that will include information gathered from our research during the testing phase. It is our intention to establish a two year contract.

In general, leased time on a server is charged on a monthly basis based on the number of active Locator Units we have in operation that month. The estimated cost at this time is $2.00/Unit/month.

The interfaces with the Televoke, which we hope to have established in the final form and implemented by the middle of the third quarter of 2002, will provide us with the opportunity to make powerful demonstrations and to provide quality and user-friendly service to our customers. Customers will have the convenience of being able to locate their equipment on their own over the Internet.

Marketing Strategy:   Over the next six months, we intend to build a customer
base though the selling efforts of our president, Mark Gifford, and our two retained non-employee sales consultants. These sales consultants are to be compensated on a straight commission basis. Within the next twelve months of operation, we plan to retain up to four additional sales consultants, each to be compensated on a straight commission basis. Once we have six or more non-employee sales consultants, we will hire a Sales/ Marketing Manager to oversee the sales consultants. We anticipate that this will occur during the latter part of this twelve month period.

We are presently negotiating the sale of Locator Units with potential customers from various industries. Without disclosing their names, those potential customers include:

o Several auto and equipment rental companies (with a need for potentially thousands of Units per company);

o Five Commercial Fleets -- including vehicles that transport goods as well as vehicles in service fleets.

o    Five bus companies, including school and charter buses;

o    An air cargo container company (with a potential need for 4,000 Units);

o    An overnight shipping company (with a potential need for 2000 Units);

o    A lottery company (with a potential need for 3000 Units):

o    A grocery supply company (with a potential need for 1000 Units).

Each of the potential customers depicted above has had multiple contacts or meetings with the Company, and each has seen at least one live demonstration of our tracking system given by our president, Mark Gifford. Each has expressed an interest in obtaining a written proposal. It is the opinion of our president that purchase agreements will be signed within the next 60 days from: the lottery company, the overnight shipping company, one of the air-cargo container companies, two of the bus companies, two of the commercial fleets and at least three of the auto and equipment rental companies. There is no certainty that a sale of Units will ensue from any of these potential customers, however, it is the belief of Management and our president that sales will be made, and the Company will receive purchase orders.

During the fourth quarter of 2002, we will initiate a marketing campaign targeted to individual consumer use. We will begin this effort by:

(i) advertising in trade publications, such as car enthusiast or automotive magazines, and by

(ii) pursuing/soliciting whatever commercial contacts we've already made (such as auto sales or leasing companies) for opportunities to make potential sales to individual consumers.

Next, we will target mobile electronic stores and installation centers across the country with point-of-purchase displays. We believe that in marketing the Unit through entities that have installation capability, we can by-pass the need to commercially package for the Unit, thereby saving on manufacturing costs.

We intend to develop a marketing and advertising campaign over the next several months and throughout 2002 that will include print, radio and Internet advertising. Further, we plan to enlist the services of a marketing, distribution and planning company as well as a public relations firm to obtain as much expertise in these areas of the business as possible.

A primary area of concern will be for us to continue to increase marketing to a national level, while insuring that we have adequate manufacturing partners. Throughout 2001, we will evaluate the nature of our relationships with our manufacturing partners, i.e. companies with which we have established a business alliances, and determine if such relationships require revision.

Rather than spending a significant amount of money on a marketing campaign that covers a broad audience, we believe that a focused approach will render a greater number of sales at a lower cost per sale. Overall, management has estimated that it will take a minimum of $50,000 over the next twelve months or approximately 8.3% of our $600,000 of funding to finance the marketing strategy outlined above. We do not expect to spend in excess of that amount during the next year of operation.

Manufacturing/ Assembly: For the manufacturing of our Units, we have signed an agreement with Satronics of Ventura, California and are in negotiations with Cypress Technologies of Austin, Texas. These companies can assemble our Units fairly inexpensively. Our profit margin on the Units can average $200 and will involve, according to the manufacturing and assembling management of those companies, no more than 5 to 10 minutes to assemble a single Unit. As of the date of this amendment, we have production-ready Units, and can fulfill orders of Units.

We are using more than one manufacturer because it is the opinion of Management that in doing, the Company can maximize efficiency and profits, and curb the risks associated with using only one manufacturer. In addition to the three facilities mentioned, we know of at least two others in our geographic area that can manufacture our Units at comparable costs per Unit produced. Wireless Link and Satronics are presently tooled and ready to manufacture Units on an as needed basis. We believe that there is little benefit in purchasing manufacturing equipment, or in hiring a large manufacturing staff, which would make us subject to high unemployment taxes, expensive benefit programs and require us to work under federal programs that regulate manufacturing facilities. Additionally manufacturing equipment is costly, and can quickly become obsolete.

Inventory: We do not intend to maintain a large inventory for our completed Units, nor will we maintain large inventories of components, which will reduce our space requirements. Rather, customers will be required to place deposits on orders to enable us to offset manufacturing/assembling costs. We will only inventory enough Units to cover warranty issues, as we intend to replace any Units that malfunction and recondition them for future use. We will not build Units until they are sold. Financing of the manufacture/assembly of these Units will be through customer deposits, or through leasing companies and service plan financing agencies. This will permit us to be flexible as technology develops, and we can avoid making large purchases of equipment and components. We believe that this approach will allow us to embrace new ideas and hardware when they become available or as we develop them.

Revenue Generation: We will generate revenue from essentially three sources:

Unit sales, Unit leases and sales of Service Plans. Units will generally sell for approximately $500.00 per Unit. For ongoing monitoring, a Service Plan can be purchased for less than $15.00 per month. For Unit leases, a customer can lease an operational Unit, which includes cellular activation, for approximately $90.00. Ongoing monitoring for leases will be sold in a Lease Service Plan for approximately $40.00 per month.

Because the Company has had meaningful negotiations with several potential customers, most of which have individual needs of over 2,000, Management believes that it is a conservative estimate that the Company will sell or lease a minimum of 10,000 Units during the next 18 months of operation.

On February 14, 2002, Concentrax, Inc. entered into a Joint Operations Agreement with Texoga HSE wherein the two companies agreed to build a Demonstration Command Center. The center will be designed to provide vehicle and equipment tracking hardware and monitoring services to local, state and federal government agencies, and will be responsive to the recently enacted Patriot Anti-Terrorist Act (also known as the E911 Initiative). Concentrax and Texoga wished to combine their technical, marketing, administrative and management efforts in this project to provide emergency vehicle tracking services to local, state and federal government agencies. Essentially, the center will allow municipalities to know the exact location of emergency vehicles and hazardous materials, enabling them to respond more quickly to a terrorist attack or other crises. The center, which is based in Houston, combines a unique, highly detailed, continually updated street mapping database with real-time satellite tracking capabilities. Once fully implemented, cities that participate will be able to instantly locate first-response assets, which include emergency, police, rescue, and firefighting vehicles, and then be in a position to deploy them quickly to an incident site. Additionally, the database will include a full range of relevant information about all hazardous materials in the area. This will help assure that federal, state, and local first responder teams can react quickly and safely in the event that these materials and their locations are part of an emergency incident. Houston was chosen for the demonstration command center because it has the largest concentration of petrochemical plants and refineries in the world as well as one of the nation's largest ports and two major airports.

We do not expect to purchase any significant equipment over the next twelve months. We also do not expect any significant changes in the number of employees.

By the end of the fourth quarter of 2002, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sale of our Units, and the number of Units we expect to sell. In order for the business to maintain a "break even" status, we need to sell 4,000 Units.

Staffing Requirements: Over the next twelve months, we anticipate having a
total of four employees.   Presently, we have 2 employees, Mark Gifford and
Paul Smith, both of whom are hands-on executives; and we intend to hire a secretary/receptionist within the next six months, and after we have retained the services of at least four non-employee sales consultants, all of whom will be compensated on a straight commission basis. Upon our establishment of a sales force of at least six consultant sales representatives, we will hire a Sales/Marketing Manager to oversee that group.


ITEM 7. FINANCIAL STATEMENTS

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Concentrax, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Concentrax, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from December 10, 1998 (inception) through December 31, 2001.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentrax, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for each of the two years then ended and for the period from December 10, 1998 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 18, 2002

                               CONCENTRAX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 December 31,

                                                                     2001
                                                                 ------------
                                     ASSETS

Current assets
  Cash                                                            $   49,975
                                                                 ------------
    Total current assets                                              49,975


Property and equipment, net                                            8,561
Patent                                                                 3,134
                                                                 ------------
                                                                  $   61,670
                                                                 ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
  Accounts payable                                                $    1,405
  Accrued expenses                                                    28,392
                                                                 ------------
    Total current liabilities                                         29,797
                                                                 ------------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares
  authorized, 10,526,950 shares issued and outstanding                10,527
Additional paid in capital                                           455,747
Deficit accumulated during the development stage                    (434,401)
                                                                 ------------
    Total Stockholders' Equity                                        31,873
                                                                 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   61,670
                                                                 ============




               See accompanying summary of accounting policies
                     and notes to financial statements.

                                     CONCENTRAX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE
                                    DEVELOPMENT STAGE


                                                                             Inception
                                                                              through
                                                                            December 31,
                                                2001            2000            2001
                                            ------------    ------------    ------------

General and administrative                   $  177,578      $    2,978      $  217,149
Salaries                                        118,200               -         118,200
Professional fees                                64,232               -          64,232
Research and development                         27,538               -          35,515
Depreciation                                        778               -             778
                                            ------------    ------------    ------------
                                                388,326           2,978         435,874
                                            ------------    ------------    ------------

Interest income                                   1,473               -           1,473

                                            ------------    ------------    ------------
Net loss                                     $  386,853      $    2,978      $  434,401
                                            ============    ============    ============

Net loss per share:
  Basic and diluted                          $     0.04      $     0.00
                                            ============    ============

Weighted average shares outstanding:
  Basic and diluted                          10,160,974      10,000,000
                                            ============    ============





                     See accompanying summary of accounting policies
                            and notes to financial statements.

                                     CONCENTRAX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF STOCKHOLDERS' EQUITY
            For the Period from December 10, 1998 (Inception) through December
                                         31, 2001



                                                                               Deficit
                                                                             accumulated
                                           Common stock         Additional    during the
                                   --------------------------    paid in     development
                                      Shares        Amount       capital        stage
                                   ------------  ------------  ------------  ------------

Issuance of common stock             6,000,000    $    6,000    $   44,010    $        -

Net loss                                     -             -             -       (44,570)
                                   ------------  ------------  ------------  ------------

Balance,
  December 31, 1999                  6,000,000         6,000        44,010       (44,570)

Contributed capital                          -             -           634             -


Issuance of common stock
for the net liabilities of
Miami-Dade Auto and Home
Insurance, Inc. and
recapitalization                     4,000,000         4,000        (4,170)            -


Net loss                                     -             -             -        (2,978)
                                   ------------  ------------  ------------  ------------

Balance,
  December 31, 2000                 10,000,000        10,000        40,474       (47,548)

Issuance of common stock
for services and directors
fees                                    95,700            96        70,704             -

Issuance of common stock
for cash                               431,250           431       344,569             -


Net loss                                     -             -             -      (386,853)
                                   ------------  ------------  ------------  ------------

Balance,
  December 31, 2001                 10,526,950    $   10,527    $  455,747    $ (434,401)
                                   ============  ============  ============  ============




                     See accompanying summary of accounting policies
                            and notes to financial statements.

                                     CONCENTRAX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                             For the Years Ended December 31,


                                                                             Inception
                                              Years ended December 31,        through
                                                2001            2000            2001
                                            ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (386,853)    $    (2,978)     $ (434,401)
Adjustments to reconcile net deficit
to cash used by operating activities:
Depreciation                                        778             448           1,545
Impairment loss                                       -           1,469           1,933
Common stock issued for services                 70,800               -          70,800
Net change in:

  Accounts payable                                1,148               -           1,405
  Accrued expenses                               28,392              87          28,392
                                            ------------    ------------    ------------

CASH FLOWS USED IN OPERATING ACTIVITIES        (285,735)           (974)       (330,326)
                                            ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES        ------------    ------------    ------------
Purchase of property and equipment               (9,339)              -         (14,709)
                                            ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES        ------------    ------------    ------------
Issuance of common stock                        345,000               -         395,010
                                            ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH                  49,926            (974)         49,975
Cash, beg. of period                                 49           1,023               -
                                            ------------    ------------    ------------
Cash, end of period                          $   49,975      $       49      $   49,975
                                            ============    ============    ============






                     See accompanying summary of accounting policies
                            and notes to financial statements.

                                     CONCENTRAX, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Concentrax, Inc. (a development stage company) referred to as "Concentrax" or the "Company" was originally incorporated on December 10, 1998 under the laws of the state of Texas. The Texas Corporation was dissolved December 18, 2000, and as a result of the dissolution certain shareholders retained undivided interests in the business products and inventions of the dissolved Texas Corporation. The business purpose of Concentrax was to develop technology to track the location and productivity of equipment through the Internet. On January 29, 2001 certain former shareholders of the Company contributed their undivided interests in business products, inventions and other assets of the dissolved corporation for 6,000,0000 or 60% of the total common shares outstanding of Miami-Dade Auto And Home Insurance, Inc., a Florida Corporation or ("Miami-Dade"). In connection with the transaction Miami -Dade changed its name to Concentrax, Inc. and redomociled in Nevada. For accounting purposes this has been treated as an acquisition of Miami-Dade and as a recapitalization of Concentrax.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Concentrax performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Concentrax records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Research and Development Costs

Research and development costs are charged to expense, as incurred.

Other Assets

Other assets include legal fees incurred in connection with an application for a patent. Patent costs will be amortized on a straight-line basis over their useful life. No amortization of these costs has been recorded to date.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - REVERSE MERGER

On January 29, 2001 certain former shareholders of the Company contributed their undivided interests in business products, inventions and other assets of the dissolved corporation, American Tracking Services, Inc., for 6,000,000 shares of common stock of Concentrax, Inc. Concentrax, Inc. was formerly known as Miami-Dade Auto and Home Insurance, Inc. and changed its name on February 1, 2001 in connection with the acquisition. For accounting purposes, the acquisition of Miami-Dade by the Company has been treated as an acquisition and as a recapitalization of the Company. The historical financial statements presented above include the net assets of Miami-Dade as of December 31, 2000. The Company is the accounting acquirer and the results of its operations and deficit carries over.

Since Miami-Dade's. balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.


NOTE 3 - SHAREHOLDERS EQUITY

Common Stock - The authorized common stock of the Company consists of 100,000,000 shares at $.001 par value.

In March 2001, Concentrax issued 36,000 shares of common stock to its directors for services valued at $23,040 or the fair value of the services provided.

In August and December 2001, Concentrax issued and sold 431,250 shares of common stock for proceeds of $345,000.

In December 2001, Concentrax issued 59,700 shares of common stock to its directors and attorney for services valued at $47,760.


NOTE 4 - INCOME TAXES

For the years ended December 31, 2001 and 2000, Concentrax incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $390,000 at December 31, 2001, and will expire in the years 2020 through 2021.

Deferred income taxes consist of the following at December 31,:


                                            2001            2000
                                        ------------    ------------
    Long-term:
       Deferred tax assets               $  133,000      $    1,000
       Valuation allowance                 (133,000)         (1,000)
                                        ------------    ------------
                                         $       -       $       -
                                        ============    ============


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company does not lease any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

During 2000, the Company had the following non-cash transactions where a stockholder paid legal fees in the amount $634.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PLLC audited our financial statements for the calendar years ended 2001. There have been no disagreements with our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedures.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) 9 OF THE EXCHANGE ACT

Directors and Executive Officers of Concentrax, Inc.
----------------------------------------------------

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions with the Company held by each.


      Name                               Age            Position
      ----                               ---            --------

      Mark Gifford                       57           President, Director

      Robert Michael Looney              51           Secretary, Director

      Paul A. Smith                      49           Treasurer, Director

      Carlos Jose Gonzalez, MD           50           Director

      E. Terry Jaramillo                 54           Director


Mark Gifford - Mr. Gifford became our President and Chairman of our Board of Directors on January 29, 2001. In April of 1998, Mr. Gifford founded American Tracking Service, Inc., where he served as President and Director until the company was voluntarily dissolved on December 18, 2000. American Tracking Service, Inc. was formed primarily to develop, market and sell a satellite or Global Positioning Satellite based automobile tracking device that Mr. Gifford designed. All rights, title and interest in the pending patent application for the tracking device were assigned by Mr. Gifford to Concentrax, Inc. coincident with the Section 351 Contribution Agreement that was made by and among the previous owners (shareholders and investors) of American Tracking Service, Inc. and Concentrax, Inc. (then called Miami Dade Ventures, Inc.), which became effective on January 31, 2001. From 1995 though April of 1998, Mr. Gifford was an automotive security systems consultant, marketing his own electronic security devices to rental car companies and commercial fleets nationwide. His automotive and vehicle security experience goes back to 1986 when he invented a security device called "CarGard" which was the basis of his successful manufacturing and marketing company of the same name.

Robert Michael Looney - Mr. Looney is Secretary and a member of our Board of Directors, serving in these capacities since January 29, 2001. Having over 25 years of experience as a petroleum geologist and geophysicist, he has co-founded two corporations in the business of oil and gas exploration. In August of 2000, Mr. Looney founded Thorp Petroleum, Inc., where he is involved in strategic business development and marketing; and he was also a founder of Cymraec Exploration, Inc., which was formed in July of 2000. Also, from 1996 to the present, he has served and continues to serve as President of Ballistic Sports Images, Inc. He served as Vice President and Secretary of Apogee, Inc. from May of 1995 through December of 1999. From January of 1998 though December of 1999, Mr. Looney served as Vice President of New Ventures for Esenjay Exploration, Inc. He was a Geologist for Aspect Resources from February through December of 1997, and spent the previous four years, from May of 1993 through February of 1997, working as a Geological Consultant for Geokinetics Productions Co., Inc. He earned a Master of Arts in Geology from the University of Texas at Austin in 1977, having been previously graduated from that same university in 1971 with a Bachelor of Science in Geology. Among his professional affiliations are the Houston Geological Society and the American Association of Petroleum Geologists.

Paul A. Smith - Mr. Smith is our Treasurer and a member of our Board of Directors, serving in these capacities since January 29, 2001. From February of 1994 through the present, he has been a Geological Consultant to the oil and gas exploration industries, identifying drill-sites through his examination and analysis of geological and geophysical data. Over the past decade, Mr. Smith has provided geological consulting services to the following companies, among others: Pennzoil Exploration and Production Company, Dolomite Resources, Strand Energy and Columbia Gas Development, where he served as Senior Geologist. He holds a Bachelor of Science Degree in Geology from Washington State University and has completed all of the course work for his Master of Arts in Geology from the University of Texas at Austin. Mr. Smith belongs to several professional organizations, including the Houston Geological Society and the American Association of petroleum Geologists.

E. Terry Jaramillo - Mr. Jaramillo is the Executive Manager of Helm M&A Fund LLC. He has been the Executive Manager of Helm since December of 1999 when it was organized. During that period, he also served as the President of Capital Interfunding, Inc., providing business and financial consulting services to a variety of corporate regulated financial entity clients. From 1997 to December 2000, Mr. Jaramillo served as the Chief Underwriter of Capital International SBIC, a regulated Small Business Investment Company. From 1994 to 1997 he was the Managing Director of AIBC Investment Services Corporation and was the head of the International Corporate Finance Division, with responsibility for providing financial advisory services and private placement services to foreign corporations. From 1989 to 1994 he was Senior Vice President of Bankest Capital Corp, where he managed both the corporate finance and factoring staffs that served both domestic and foreign clients.

Carlos Gonzalez, MD - Dr. Gonzalez is a Director of our Company. He is a medical doctor, practicing since 1981. Beginning in 1986, he has been in private medical practice in Houston Texas, under the name of General Practice Associates, P.A. Dr. Gonzalez is a member of the Harris County Medical Society, the Texas Medical Association, the Texas Academy of Family Physicians, and the American Academy of Family Physicians. He is an active staff member of Cypress Fairbanks Medical Center Hospital, where he served as Chairman of the Department of Family and General Practice in 1996 and was a member of the Medical Executive Committee in 1996 and 1997. He is also an active staff member of Spring Branch Memorial Hospital where he was Chairman of the Department of General and Family Medicine in 1988, 1989 and 1991, was elected Chief of the Medical Staff in 1993, was a member of the Medical Executive Committee from 1988 through 1994, and was a member of the Board of Directors from 1993 through 1995. Dr. Gonzalez was an investor in American Tracking Services, Inc. and as a result of assisting in its marketing efforts is familiar with the Company's products and business.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. On or about April 4, 2002, all officers and directors filed Form 5's disclosing their beneficial ownership of shares.

Our three non-employee directors, E. Terry Jaramillo, Carlos Jose Gonzalez, MD and Robert Michael Looney and were issued 12,000 shares each on March 26, 2001 pursuant to their agreement with the Company to serve as outside directors. Also, pursuant to that agreement, each non-employee director was issued 1,000 shares for each month of service beginning in February of 2001. On December 19, 2001, a total of 33,000 shares were issued to the non-employee directors (11,000 shares each) to cover eleven months of service. Form 4's have not yet been filed for recent sales.


ITEM 10. EXECUTIVE COMPENSATION

Mr. Gifford, our President and CEO, is an employee and a Director, and will be compensated at a rate of $54,000 annually. Mr. Smith, our Treasurer, CFO and a Director, is also to receive compensation at the rate of $54,000 annually. Mr. Looney, our Secretary, is not presently being compensated.


Title                                    2001        2000      1999      1998
------                                   -----       -----     -----     -----

Mark Gifford, President and CEO          $54,000       -0-       -0-       -0-

Paul A. Smith, Treasurer and CFO         $54,000       -0-       -0-       -0-


Compensation of Directors

Messrs. Looney, Gonzalez and Jaramillo have accepted their appointments to the Board of Directors, and as consideration and compensation for being non-employee Directors, we have agreed to issue 12,000 shares of our Common Stock to each of them, subject to vesting requirements. For each of our non-employee Directors, the 12,000 shares issued will vest over the initial term served on the Board at a rate of 1,000 shares per month for the first 12 months.

Compensation of Management

As of the date of this annual report, we have no employees other than Messrs. Gifford and Smith. The intended salaries for 2002 for Messrs. Gifford and Smith are to be $60,300 per year and $54,000 respectively.

Employment Agreements

We do not have any employment agreements with our officers or directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 31, 2002 information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On March 31, 2002 there were 10,592,950 shares issued and outstanding of record.

                                            SHARES
                                              OF             PERCENTAGE
NAME & ADDRESS OF                           COMMON         AS OF 4/8/02(1)
BENEFICIAL OWNERS                           STOCK
-----------------                         ----------        ------------

Mark Gifford                               1,042,875             9.8%
817 Oak Glen
Houston, Texas  77076

Carlos Jose Gonzalez, MD                   1,530,000(2)         14.3%
5503 Ashmere Lane
Spring, Texas 77379

Robert Michael Looney                        680,000(2)          6.4%
7622 Holly Court Estates Drive
Houston, Texas 77095

Paul S. Smith                                884,375             8.3%
14862 Kaler
Houston, Texas 77060

E. Terry Jaramillo                            30,000(2)          .28%
550 Vittorio Avenue
Coral Gables, FL 33146


All Executive Officers and Directors
as a group (5 persons)                     4,167,250            39.1%

---------------------

(1) Based upon 10,667,950 shares issued and outstanding on April 9, 2002.

(2) Messrs. Gonzalez, Looney and Jaramillo are non-employee directors, and as part of their agreement to serve in that capacity, the Company has agreed to issue each non-employee director 12,000 shares of our Common Stock which shall vest at a rate of 1,000 shares per month for the first 12 months of service. If any of the non-employee directors fail to complete 12 months of service in the initial one year term, the invested shares will be immediately returned to the stock transfer agent for cancellation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

After the death of Mr. Robbins in June of 1999, Mr. Jaramillo took an active role with regard to our finding a suitable new business opportunity. Mr. Jaramillo was treasurer of the Company at that time. Beginning in December of 1999, Mr. Jaramillo became the Executive Manager of the newly formed Helm M&A Fund, LLC, which company has provided financing and financial advisory services to Concentrax, Inc. (recently, and under its former names) since early 2000.

Helm M&A Fund initially became involved with the Company in May of 2000. From May through July of 2000 Helm provided a total of $210,000 in financing to an In December of 2000, Helm advanced additional funds totaling $15,000 in order for the Company to maintain its existence and financial viability, while Helm's executive manager and consultants assisted the Company in locating an alternative business opportunity. Helm also had its business consultants provide services on behalf of the Company with responsibility for business negotiation and contracts.

During January of 2001, Helm's consultants assisted the Company in the negotiation of the acquisition of business and assets of American Tracking Services, Inc. and agreed to provide additional financing to the Company totaling $600,000 for the Company to use to carry out its Plan of Operation. In addition, Helm's managers and consultants are actively assisting the Company in the identification of potential customers.

Helm was not a related party to the Company, but is a shareholder of the Company.

Mr. Jaramillo is presently a Director of our Company, and he is also a shareholder.

Our 351 Contribution Agreement, effective January 31, 2001, was made between the Company and nine (9) investors and former shareholders of American Tracking Service, Inc., a company that was dissolved in December of 2000. As a result of that dissolution, each of the nine investors and former shareholders had an undivided interest in and to the business products, inventions and other assets of American Tracking Service, Inc. Pursuant to the 351 Contribution Agreement, all nine investors and former shareholders contributed their undivided interests to the Company. Of those nine investors and former shareholders, four are now Officers and/or Directors of the Company: Mr. Gifford is President, CEO and a Directory; Mr. Smith is Treasurer, CFO and a Director; Mr. Looney is Secretary and a Director; and Mr. Gonzalez is a Director.


Recent Sales of Unregistered Securities
---------------------------------------

We were incorporated on January 15, 1999. In connection with our organization, we issued to our founder 67,100 shares of our Common Stock for establishing the enterprise. This issuance was considered exempt under Section 4(2) of the Securities Act. On January 17, 1999, we began offering of 160,000 shares of Common Stock pursuant to Rule 504 of Regulation D at an offering price of $.001 per share. That offering was fully subscribed and a total of 160,000 shares of Common Stock were issued pursuant to that offering. That issuance was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated thereunder.

Pursuant to a Rule 504 offering dated January 18, 1999, we offered 3,500 shares of our Common Stock at an offering price of $0.10 per share. There were 29 subscribers for 100 shares each, and a total of 2,900 shares of Common Stock were issued in that offering. This issuance was considered exempt under
Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated thereunder.

In a Rule 504 offering dated January 19, 1999, we offered 20,000 shares of our Common Stock to Sandra Robbins, wife of our then president, at an offering price of $1.00 per share. That offering was fully subscribed, and was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated thereunder.

On October 1, 1999 the Company approved a forward split of its issued and outstanding Common Stock at a ratio of 15 post-split shares for each issued and outstanding share of Common Stock. (15:1) This forward split brought our total issued and outstanding shares to 3,750,000 shares. From that total, in January of 2000, 80,000 shares of Common Stock were returned to the Company and were immediately canceled, leaving 3,670,000 shares issued and outstanding.

On or about May 8, 2000 the Company conveyed to Sandra Robbins, the widow of our founder, all rights, title and interest in and to the insurance business formerly conducted by John Robbins in exchange for her transfer of 1,239,400 shares of Common Stock to the Company, which exchange she accepted, and those shares have since been canceled by the Company. Since there was no issuance made in this transaction, but rather a return to the Company of stock which was subsequently canceled, the Company is not citing an exemption for this transaction.

At various times between May 17, 2000 and June 26, 2000, Helm M&A Fund, LLC, made cash advances to the Company totaling $210,000. Helm M&A Fund, LLC is a merger and acquisition company. By December, 2000, it became clear that the Company could not repay the $210,000 of advances. Helm agreed to convert its advances to equity and we issued 210,000 shares (post-split) of our Common Stock to Helm in December of 2000. The value of $1.00 per share was used because at the time the advances were made, the assumed fair market value of the shares was $1.00 per share. These issuances were considered exempt from registration under Section 4(2) of the Securities Act.

In December of 2000, we made concerted effort to find a viable business to acquire. In order to prepare the Company for such an acquisition, in December of 2000, Helm M&A Fund, LLC made additional payments to the Company totaling $15,000. Because the shares had no apparent market value, as of that date, a reduced price $0.05 per share was used, and Helm was issued 300,000 shares (post-split). This issuance was considered exempt by reason of Section 4(2) of the Securities Act.

Also in December of 2000, we issued 50,000 shares (post-split) of our Common Stock to an organization in exchange for consulting services at $0.05 per share. This issuance was considered exempt from registration under Section 4(2) of the Securities Act.

On January 25, 2001, we issued 1,009,400 shares (post-split) of Common Stock to four individuals and entities in exchange for their services in connection with the acquisition of the business and business assets of American Tracking Services, Inc. These issuances were considered exempt from registration under
Section 4(2) of the Securities Act.

Effective January 31, 2001, we entered into a 351 Contribution Agreement with nine individuals, all of whom contributed and transferred their undivided rights, title and interest in the former American Tracking Service, Inc., a Texas corporation that was dissolved in 2000, with such rights, title and interest including, but not being limited to, software, the business plan, contacts, the patent pending and the research and development relating to all variations of a certain tracking device. For that contribution, we issued to those individuals 6,000,000 shares (post-split) of our Common Stock. This issuance was considered exempt under Section 4(2) of the Securities Act. As a result of this Agreement, the nine individuals now own 60% of the issued and outstanding shares of the Company.

In March of 2001, we issued a total of 36,000 shares to our three non-employee directors (12,000 hares each) for their services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On August 20, 2001, we issued 350,000 shares to Helm M&A Fund, LLC. Previously, in the third quarter, we had issued 375,000 shares to the Helm Fund, however, those shares were returned and cancelled in exchange for the shares issued in the third quarter. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On December 13, 2001, we issued 81,250 shares to Helm M&A Fund, LLC. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On December 19, 2001, we issued 33,000 to the non-employee Directors of the Company representing their 1,000 per month issuances for 11 months (February
through December of 2001).   These issuances were considered exempt from
registration under Section 4(2) of the Securities Act.

On December 21, 2001, we issued 26,700 shares to Andrea Cataneo, Esq. in exchange for legal services. This issuance was considered exempt from registration under Section 4(2) of the Securities Act.

On April 1, 2002, we issued 26,000 shares our Directors as compensation. These issuances were considered exempt from registration under Section 4(2) of the
Securities Act.   Also on that date, we issued 40,000 shares in exchange for legal services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On April 9, 2002, we issued 75,000 shares to an individual in exchange for his financial consulting services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

No. Description of Exhibit
--------------------------

*3.1 Articles of Incorporation of Miami Dade Auto and Home Insurance, Inc., dated January 15, 1999 (Florida)

*3.2 Articles of Amendment changing corporate name to Vibe Records Holdings, Inc., dated May 8, 2000 (Florida)

*3.3 Articles of Amendment changing corporate name to Miami Dade Ventures, Inc. (Florida) dated December 20, 2000.

*3.3 Articles of Incorporation of Miami Dade Ventures, Inc. (Nevada) filed January 22, 2001.

*3.4 Articles of Merger (Redomiciliation Merger) of Miami Dade Ventures, Inc. (Florida Parent) with and into Miami Dade Ventures, Inc. (wholly-owned Nevada subsidiary) filed January 31, 2001 (Nevada).

*3.5 Articles of Merger (Redomiciliation Merger) of Miami Dade Ventures, Inc. (Florida Parent) with and into Miami Dade Ventures, Inc. (wholly-owned Nevada subsidiary) filed February 1, 2001 (Florida).

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

*10.5 Indemnity Agreement with Dr. Carlos Gonzalez

*10.6 Assignment of Patent Application

*10.7 Televoke Agreement

*10.8 Financing Commitment Letter from Helm M&A Fund, LLC

*10.9 Wireless Link Proposal

* Previously Filed with Form 10-SB


                                 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Concentrax, Inc.
                                 --------------------------------
                                 (Registrant)

    Date: April 30, 2002

                                /S/ MARK GIFFORD
                           --------------------------------------
                                 Mark Gifford, President


                               /S/ PAUL A. SMITH
                            --------------------------------------
                                 Paul A. Smith, CFO