Form 10QSB
period 2002-03-31
CONCENTRAX INC
filed 2002-05-15
CIK 1136917

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d)
                          OF THE EXCHANGE ACT OF 1934

         From the transition period from ___________ to ____________.

                        Commission File Number 0-32459

                                Concentrax, Inc.
                                ----------------
      (Exact name of small business issuer as specified in its charter)


                Nevada                               65-0887846
                ------                               ----------
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)


                      817 Glen Oak, Houston, Texas 77076
                      ----------------------------------
                   (Address of principal executive offices)


                                (888) 340-9715
                                --------------
                          (Issuer's telephone number)


                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ ] No [x]

As of April 9, 2002 there were 10,667,950 shares of Common Stock of the issuer were outstanding.

                                   Concentrax, Inc.
                            (A Development Stage Company)
                                   Balance Sheets
                                   --------------


                                       Assets
                                       ------

                                                March 31, 2002
                                                  (Unaudited)     December 31, 2001
                                                --------------    -----------------
Current Assets
 Cash                                           $      78,949     $         49,975
 Due from shareholder                                   1,000                    -
                                                --------------    -----------------
   Total Current Assets                                79,949               49,975
                                                --------------    -----------------

 Property and equipment, net                            8,513                8,561
                                                ==============    =================

Other Assets
 Patent                                                 3,134                3,134
                                                --------------    -----------------
   Total Other Assets                                   3,134                3,134
                                                --------------    -----------------

   Total Assets                                 $      91,596     $         61,670
                                                ==============    =================


                        Liabilities and Stockholder's Equity
                        ------------------------------------

Current Liabilities
 Accounts payable                               $       1,405     $          1,405
 Accrued expenses                                      30,086               28,392
                                                --------------    -----------------
   Total Current Liabilities                           31,391               29,797
                                                --------------    -----------------


Stockholder's Equity
 Common stock, par value $0.001, 100,000,000
   shares authorized, 10,526,950 and 10,918,450
   shares issued and outstanding respectively          10,918               10,527
 Additional paid-in capital                           565,362              455,747
 Deficit accumulated during development stage        (516,175)            (434,401)
                                                --------------    -----------------
   Total Stockholders' Equity                          60,105               31,873
                                                --------------    -----------------

   Total Liabilities and Stockholder's Equity   $      91,596     $         61,670
                                                ==============    =================



                  See accompanying notes to financial statements

                                   Concentrax, Inc.
                      (Formerly American Tracking Services, Inc.)
                             (A Development Stage Company)
                                Statement of Operations
                                -----------------------
                                      (Unaudited)


                                                                           From
                                      Three Months Ended March 31    December 10, 1998
                                      ---------------------------     (Inception) to
                                          2002           2001          March 31, 2002
                                      ------------   ------------    ------------------
Operating Expenses
 General and administrative           $    39,473    $    25,644     $         256,622
 Salaries                                  27,000            -                 145,200
 Professional fees                         10,063            -                  74,295
 Research and development                   4,826            -                  40,341
 Depreciation                                 478            -                   1,256
                                      ------------   ------------    ------------------

   Total Operating Expenses                81,840         26,644               517,714
                                      ------------   ------------    ------------------

Loss from Operations                      (81,840)       (26,644)             (517,714)
                                      ------------   ------------    ------------------

Other Income
 Interest income                               66            -                   1,539
                                      ------------   ------------    ------------------

   Total Other Income                          66            -                   1,539
                                      ------------   ------------    ------------------

Net Loss                              $   (81,774)   $   (25,644)    $        (516,175)
                                      ============   ============    ==================

Loss per Share - Basic and Diluted    $       -      $       -       $
                                      ============   ============    ==================


Weighted Average - Number of Shares
 Outstanding                           10,527,700     10,000,000
                                      ============   ============    ==================



                    See accompanying notes to financial statements

                                    Concentrax, Inc.
                       (Formerly American Tracking Services, Inc.)
                              (A Development Stage Company)
                                 Statement of Cash Flow
                                 ----------------------
                                       (Unaudited)


                                                                              From
                                         Three Months Ended March 31    December 10, 1998
                                         ---------------------------     (Inception) to
                                             2002           2001          March 31, 2002
                                         ------------   ------------    -----------------
Cash Flows from Operating Activities:
Net loss                                 $   (81,774)   $   (25,644)    $       (516,175)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation                                     478            -                  2,023
Impairment loss                                  -              -                  1,933
Common stock issues for services              20,800            -                 91,600
Increase (decrease) in:
Due from stockholder                          (1,000)           -                 (1,000)
Accounts payable                                 -            7,595                1,405
Accrued expenses                               1,693         18,000               30,086
                                         ------------   ------------    -----------------

Net Cash (Used in) Operating Activities      (59,803)           (49)            (390,128)
                                         ------------   ------------    -----------------

Cash Flows from Investing Activities:
Purchase of property and equipment              (430)           -                 15,140
                                         ------------   ------------    -----------------

Net Cash (Used in) Provided by
  Investing Activities                          (430)           -                 15,140
                                         ------------   ------------    -----------------

Cash Flows from Financing Activities:
Issuance of Common Stock                      98,685            -                493,695
Less: Costs                                   (9,478)                             (9,478)
                                         ------------   ------------    -----------------
Net Cash Provided by Financing
  Activities                                  89,207            -                484,217
                                         ------------   ------------    -----------------

Net Increase (Decrease) in Cash               28,974            (49)              78,949

Cash at Beginning of Period                   49,975             49                  -
                                         ------------   ------------    -----------------
Cash at End of Period                    $    78,949    $       -       $         78,949
                                         ============   ============    =================




                      See accompanying notes to financial statements

                               Concentrax, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                                --------------
                                 (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2001 and 2000 included in the Company's Form 10-KSB.


Note 2 - Stockholders Equity
----------------------------

The Company has made a private placement offer to raise capital in the amount of $300,000; $98,685 less expenses of $9,478 has been raised thru March 31, 2002.

During the 1st quarter 2002, Concentrax issued 26,000 shares of common stock to its directors for services valued at $20,800.

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

Concentrax, Inc. (the "Company") is engaged in providing monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained transceiver unit that can be installed in vehicles and essentially any movable equipment that has a battery. Track-Down provides a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery


PLAN OF OPERATIONS

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002
compared to Three Months Ended March 31, 2001
----------------------------------------------

The Company is a development stage business and has not recorded any revenues. The Company has developed vehicle locator units, but lacks the capital to produce and market them, and therefore there is no history of operations.

General and administrative expenses for the three months ended March 31, 2002 increased by $13,829 or 54% to $39,473 from $25,644 for the corresponding period of the prior year. The increase is attributable to the Company contracting with two employees to commence operations. The increase is attributable to increased payroll, professional fees, server fees, purchase of demo products for sales and marketing, web site and logo development costs and other general expenses. The increase is due to the Company's development and design of a Demonstration Command Center for demonstrating its products capabilities.

Net loss for the three months ended March 31, 2002 increased by $56,130 to a loss of $81,744 from a loss of $25,644 for the corresponding period of the prior year for reason discussed above. For the three months ended March 31, 2002 and 2000 the Company did not record a tax benefit.


Liquidity and Capital Resources
--------------------------------

For the three months ended March 31, 2002 cash used in operating activities totaled $(59,803) as compared to cash used/provided in operating activities was $(49) in the prior period as the company did not have significant
operations in the first three months of 2001.   The Company has commenced
operations during the first three months in 2001 and has incurred expenses in setting up the company's future operations.

For the three months ended March 31, 2002 cash used in investing activities decreased to $(430) compared with $(0) cash used in the prior corresponding period..

Cash provided by financing activities was $98,685 (less costs) from no activity for the corresponding period of the prior year. The Company received $89,207 from the sale of its common stock for the three months ended March 31, 2002.


                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the third quarter of 2002.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a) EXHIBIT INDEX

No.   Description of Exhibit
----- -----------------------

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


                              Concentrax, Inc.
                             ------------------
                                (Registrant)



     Date: May 14, 2002                     /S/ MARK GIFFORD
     ----------------------              -----------------------------
                                         Mark Gifford, President