Form 10QSB
period 2002-06-30
CONCENTRAX INC
filed 2002-08-14
CIK 1136917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

                                 (Mark One)

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                     OR

     [   ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
                                  OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 0-32459


                               CONCENTRAX, INC.
                    --------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Nevada                                65-0887846
               ----------                             ------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)


                      817 GLEN OAK, HOUSTON, TEXAS 77076
                      ----------------------------------
                   (Address of principal executive offices)


                               (888) 340-9715
                              ----------------
                         (Issuer's telephone number)


                                      N/A
                                    -------
               (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]    No [ ]

     As of August 14, 2002 12,645,450 shares of Common Stock of the issuer were outstanding.

                               CONCENTRAX, INC.
                                 FORM 10-QSB

                                    INDEX



                                    PART I

ITEM 1.   FINANCIAL STATEMENTS                                             3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        7


                                   PART II


ITEM 5.   OTHER INFORMATION                                                8


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 8


          SIGNATURES                                                       8

                                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                            CONCENTRAX, INC.
                                        CONDENSED BALANCE SHEETS


                                                                          June 30,      December 31,
                                                                            2002            2001
                                                                        ------------    ------------
                                                                         (Unaudited)
ASSETS


Current assets:
  Cash                                                                  $     88,380    $     49,975
  Prepaid assets and other                                                    15,950               -
                                                                        ------------    ------------
    Total current assets                                                     104,330          49,975
                                                                        ============    ============

Property and equipment, net                                                  155,083           8,561


Patents                                                                        9,134           3,134
                                                                        ------------    ------------

                                                                        $    268,547    $     61,670
                                                                        ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                      $      2,600    $      1,405
  Accrued expenses                                                            14,886          28,392
                                                                        ------------    ------------
    Total current liabilities                                                 17,486          29,797
                                                                        ------------    ------------

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
   authorized: 12,645,450 and 10,526,950 shares issued and outstanding:       12,645          10,527
  Additional paid in capital                                               1,039,829         455,747
  Deficit accumulated during the development stage                          (801,413)       (434,401)
                                                                        ------------    ------------
   Total stockholders' equity                                                251,061          31,873
                                                                        ------------    ------------
                                                                        $    268,547    $     61,670
                                                                        ============    ============











See accompanying notes to interim condensed consolidated financial statements.

                                           CONCENTRAX, INC.
                                  CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                     Inception
                                    Three months ended        Six months ended        Through
                                         June 30,                 June 30,            June 30,
                                         --------                 --------            --------
                                    2002         2001         2002         2001         2002
                                 ----------   ----------   ----------   ----------   ----------

Operating Expenses:
 General and administrative      $  141,500   $   76,192   $  180,973   $  101,747   $  398,188
  Salaries                           36,566       34,500       63,566       34,500      181,766
  Professional fees                  94,454            -      104,517            -      168,749
  Research and development            9,470        7,738       14,296        7,738       49,811
  Depreciation                        3,248           89        3,726          178        4,504
                                 ----------   ----------   ----------   ----------   ----------
                                    285,238      118,519      367,078      144,163      803,018
                                 ----------   ----------   ----------   ----------   ----------


Interest income                           -            -           66            -        1,605

                                 ----------   ----------   ----------   ----------   ----------
Net loss                         $ (285,238)  $ (118,519)  $ (367,012)  $ (144,163)  $ (801,413)
                                 ==========   ==========   ==========   ==========   ==========

Net loss per share:
  Basic and diluted              $    (0.03)  $    (0.01)  $    (0.03)  $    (0.01)
                                 ==========   ==========   ==========   ==========

Weighted average shares outstanding:
  Basic and diluted              11,904,194   10,312,667   11,248,538   10,078,417
                                 ==========   ==========   ==========   ==========






See accompanying notes to interim condensed consolidated financial statements.

<TABLE
                                        CONCENTRAX, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                                          Inception
                                                                    Six Months Ended       Through
                                                                        June 30,           June 30,
                                                                        --------           --------
                                                                    2002        2001         2002
                                                                ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                        $ (367,012)  $ (144,163)  $ (801,413)
Adjustments to reconcile net loss to cash used in operating
activities:
  Common stock issued for services                                 221,050       23,040      291,850
  Depreciation                                                       3,726          178        5,271
  Impairment                                                             -            -        1,933
Changes in current assets and liabilities:
  Prepaid and other assets                                         (15,950)           -      (15,950)
  Accounts payable                                                   1,195        2,207        2,600
  Accrued expenses                                                 (13,506)       9,730       14,886
                                                                ----------   ----------   ----------

NET CASH USED IN OPERATING ACTIVITIES                             (170,497)    (109,008)    (500,823)
                                                                ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITES:
                                                                ----------   ----------   ----------
Purchase of property and equipment                                 (73,748)     (10,653)     (88,457)
                                                                ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITES:
Issuance of common stock, net                                      282,650      240,000      677,660
                                                                ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH                                     38,405        2,131       88,380
Cash, beg. of period                                                49,975        1,023            -
                                                                ----------   ----------   ----------
Cash, end of period                                             $   88,380   $    3,154   $   88,380
                                                                ==========   ==========   ==========








See accompanying notes to interim condensed consolidated financial statements.

                               CONCENTRAX, INC.
                               ----------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                -------------


NOTE 1:PRESENTATION
-------------------

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Concentrax, Inc.'s December 31, 2001 Form 10-KSB.

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 compared to the Three and Six Months Ended June 30, 2001

The Company is a development stage business and has not recorded any revenues. The Company has developed vehicle locator units, and a proprietary and fully operational back-end service for these units to report tom and has recorded its first sale in August of 2002. For the purposes of fulfilling the requirement of this report, however, there is no history of operations.

Operating expenses for the three months ended June 30, 2002 increased by $166,719 or 140% to $285,238 from $118,519 for the corresponding period of the prior year. The increase is attributable to professional fees for public relations. The increase is also attributable to increased payroll, professional fees, server fees, sales and marketing, web site and logo development costs and other general expenses.

Operating expenses for the six months ended June 30, 2002 increased by $222,915 or 154% to $367,078 from $144,163 for the corresponding period of the prior year. The increase is attributable to professional fees for public relations. The increase is also attributable to increased payroll, professional fees, server fees, sales and marketing, web site and logo development costs and other general expenses.

Net loss for the three months ended June 30, 2002 increased by $166,719 to a loss of $285,238 from a loss of $118,519 for the corresponding period of the prior year for reason discussed above. For the three months ended June 30, 2002 and 2001 the Company did not record a tax benefit.

Net loss for the six months ended June 30, 2002 increased by $222,849 to a loss of $367,012 from a loss of $144,163 for the corresponding period of the prior year for reason discussed above. For the six months ended June 30, 2002 and 2001 the Company did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002 cash used in operating activities totaled $170,497 as compared to cash used in operating activities of $109,008 in the prior period as the company did not have significant operations in the first six months of 2001. The Company has commenced operations during the first six months in 2001 and has incurred expenses in setting up the company's future operations.

For the six months ended June 30, 2002 cash used in investing activities increased to $73,748 compared with $10,653 used in the prior corresponding period.

Cash provided by financing activities was $282,650 less costs from a private placement during the first six months of 2002. The Company received $240,000 from the sale of its stock for the corresponding period in the prior year.


OTHER INFORMATION

On August 1, 2002, Concentrax, Inc. announced its first sale of vehicle locator units to a Houston based company. As of the date of this report, Management is presently in negotiation with several potential new customers.


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



                                 CONCENTRAX, INC.

                                       /s/ Mark Gifford
Date: August 14, 2002            By:_________________________

                                     Mark Gifford
                                     President