Form 10QSB
period 2002-09-30
CONCENTRAX INC
filed 2002-11-19
CIK 1136917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[   ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-32459
                                                -------


                                 CONCENTRAX,INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

                                Nevada 65-0887846
                                -----------------
(State or other jurisdiction of )       (IRS Employer Identification No.)
 incorporation or organization



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

                                    Yes  No 9

As of November 15, 2002, 14,270,450 shares of Common Stock of the issuer were outstanding.

                                CONCENTRACX, INC.
                                   FORM 10-QSB

                                      INDEX

                                      PART I

Item  1.     Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     PART II

Item  1.     Legal  Proceedings

Item  5.     Other  information

Item  6.     Exhibits  and  Reports  on  Form  8-K

             Signatures

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                                CONCENTRAX, INC.
                            CONDENSED BALANCE SHEETS


                                   SEPTEMBER 30,          DECEMBER 31,

                                                                               2002         2001
                                                                          (UNAUDITED)
                                                                          ------------------------
ASSETS

Current assets:
  Cash                                                                     $    73,070   $  49,975
  Prepaid assets and other                                                       3,304           -
    Total current assets                                                        76,374      49,975
                                                                           ------------  ----------

Property and equipment, net                                                    278,096       8,561

Patents                                                                         20,831       3,134
                                                                           ------------  ----------
                                                                           $   375,301   $  61,670
                                                                           ============  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $    11,697   $   1,405
  Accrued expenses                                                              23,547      28,392
                                                                           ------------  ----------
    Total current liabilities                                                   35,244      29,797
                                                                           ------------  ----------

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares
    authorized: 13,790,050 and 10,526,950 shares issued and outstanding:        13,790      10,527
  Additional paid in capital                                                 1,680,584     455,747
  Deficit accumulated during the development stage                          (1,354,317)   (434,401)
                                                                           ------------  ----------
    Total stockholders' equity                                                 340,057      31,873
                                                                           ------------  ----------
                                                                           $   375,301   $  61,670
                                                                           ------------  ----------


 See accompanying notes to interim condensed consolidated financial statements.



                                             CONCENTRAX, INC.
                                    CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                                              INCEPTION
                                           NINE MONTHS ENDED          NINE MONTHS ENDED        THROUGH
                                              SEPTEMBER 30,             SEPTEMBER 30,          SEPT. 30,
                                             -------------             -------------          ------------
                                          2002          2001          2002          2001          2002
                                      ------------  ------------  ------------  ------------  ------------
Operating Expenses:
  General and administrative          $   153,192   $    91,907   $   334,165   $   228,332   $   551,380
  Salaries                                357,484             -       421,050             -       539,250
  Professional fees                        30,095             -       134,612             -       198,844
  Research and development                   (350)            -        13,946         7,738        49,461
  Depreciation                             12,608             -        16,334             -        17,112
                                      ------------  ------------  ------------  ------------  ------------
                                          553,029        91,907       920,107       236,070     1,356,047
                                      ------------  ------------  ------------  ------------  ------------

Interest income                               125             -           191             -         1,730
                                      ------------  ------------  ------------  ------------  ------------
Net loss                              $  (552,904)  $   (91,907)  $  (919,916)  $  (236,070)  $(1,354,317)
                                      ============  ============  ============  ============  ============
Net loss per share:
  Basic and diluted                   $     (0.04)  $     (0.01)  $     (0.08)  $     (0.02)
                                      ============  ============  ============  ============
Weighted average shares outstanding:
  Basic and diluted                    12,827,325    10,312,667    11,779,917    10,181,119
                                      ============  ============  ============  ============



 See accompanying notes to interim condensed consolidated financial statements.


                                               CONCENTRAX, INC.
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                 INCEPTION
                                                                           NINE MONTHS ENDED      THROUGH
                                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                              -------------      ------------
                                                                            2002        2001         2002
                                                                         ----------  ---------- -------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                 $(919,916)  $(236,070)  $(1,354,317)
Adjustments to reconcile net loss to cash used in operating activities:
  Common stock issued for services                                         632,400      23,040       703,200
  Depreciation                                                              16,334       1,231        29,720
  Impairment                                                                     -           -         1,933
Changes in current assets and liabilities:
  Prepaid and other assets                                                  (3,304)    (20,000)       (3,304)
  Accounts payable                                                          10,292       2,578        11,697
  Accrued expenses                                                          (4,845)     28,661        23,547
                                                                         ----------  ---------- -------------
NET CASH USED IN OPERATING ACTIVITIES                                     (269,039)   (200,560)     (587,524)
                                                                         ----------  ---------- -------------
CASH FLOWS FROM INVESTING ACTIVITES:
                                                                         ----------  ---------- -------------
Purchase of property and equipment                                        (121,066)    (19,993)     (147,616)
                                                                         ----------  ---------- -------------
CASH FLOWS FROM FINANCING ACTIVITES:
                                                                         ----------  ---------- -------------
Issuance of common stock, net                                              413,200     280,000       808,210
                                                                         ----------  ---------- -------------
NET INCREASE (DECREASE) IN CASH                                             23,095      59,447        73,070
Cash, beg. of period                                                        49,975          49             -
                                                                         ----------  ---------- -------------
Cash, end of period                                                      $  73,070   $  59,496   $    73,070
                                                                         ==========  ========== =============
NONCASH TRANSACTIONS:
Acquisition of assets for common stock                                   $ 100,000           -   $   100,000
                                                                         ==========  ========== =============


 See accompanying notes to interim condensed consolidated financial statements.

                                CONCENTRAX, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2002


Note  1:Presentation

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


Note  2:  Acquisition  of  Assets

Concentrax originally entered into an acquisition of Pangea Design, a sole proprietorship. After further negotiations, Concentrax determined that it was in their best interests to acquire only the assets of Pangea Design and abandoned the merger. In September 2002, Concentrax issued 400,000 shares for the assets of Pangea Design which were valued at $100,000 and recorded $300,000 as compensation expense.

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


RESULTS  OF  OPERATIONS

Three and Nine Months Ended September 30, 2002 compared to the Three and Nine Months Ended September 30, 2001

The Company is a development stage business and has not recorded any revenues. Orders for vehicle locator units have been placed during the quarter, and customers will be invoices upon installation.


Operating expenses for the three months ended September 30, 2002 increased by $461,122 or 501% to $553,029 from $91,907 for the corresponding period of the prior year. The increase is attributable to common stock issued for compensation of $300,000, professional fees and public relation fees. The increase is also attributable to increased payroll, server fees, and sales and marketing.

Operating expenses for the nine months ended September 30, 2002 increased by $684,037 or 290% to $920,107 from $236,070 for the corresponding period of the prior year. The increase is attributable to common stock issued for services of $632,400 and professional fees for public relations. The increase is also attributable to increased payroll, professional fees, server fees, sales and marketing, web site and logo development costs and other general expenses.

Net loss for the three months ended September 30, 2002 increased by $460,997 to a loss of $552,904 from a loss of $91,907 for the corresponding period of the prior year for reason discussed above. For the three months ended September 30, 2002 and 2001 the Company did not record a tax benefit.

Net loss for the nine months ended September 30, 2002 increased by $683,846 to a loss of $919,916 from a loss of $236,070 for the corresponding period of the prior year for reason discussed above. For the nine months ended September 30, 2002 and 2001 the Company did not record a tax benefit.


Liquidity  and  Capital  Resources

For the nine months ended June 30, 2002 cash used in operating activities totaled $269,039 as compared to cash used in operating activities of $200,560 in the prior period. The Company commenced operations during the first half of 2001 and has incurred expenses in setting up the company's future operations.

For the nine months ended September 30, 2002 cash used in investing activities increased to $121,066 compared with $19,993 used in the prior corresponding period.

Cash provided by financing activities was $413,200 less costs from a private placement during the first nine months of 2002. The Company received $280,000 from the sale of its stock for the corresponding period in the prior year.

Additionally, subsequent to the period ended September 30, 2002, cash provided by financing activities from October 1, 2002 through November 18, 2002 was in excess of $500,000 less costs from a private placement.

ITEM  3.   CONTROLS  AND  PROCEDURES

Based on the evaluation by Mr. Mark Gifford, President and chief executive officer, Paul A. Smith, chief accounting officer of the Company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Gifford concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

ITEM 5.  OTHER INFORMATION

Concentrax, Inc. will file new agreements, contracts or business alliance documentation that fall within the definition of a Material Contact under Item 601 of Regulation S-B.



PART  II  -  OTHER  INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          a)  Exhibits

          b)  Reports  on  Form  8-K

          During this period, we filed three reports on Form 8K: the first was filed on September 13, 2002; the second was an amendment to that filing (8K/A) and the third was filed on November 18, 2002, which abandoned the merger with Pangea Design, Inc. in accordance with Texas and Nevada law.


                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CONCENTRAX,  INC.


Date:  November  15,  2002                           /s/ Mark  Gifford
                                                   By:--------------------------
                                                     Mark  Gifford
                                                     President


                                                   By:  /s/  Paul A. Smith
                                                     ---------------------------
                                                      Paul A. Smith
                                                      Chief Financial Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I,  Mark  Gifford,  certify  that:
1.     I have reviewed this quarterly report on Form 10-QSB of Concentrax, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  15,  2002                       /s/  Mark  Gifford
                                                 Name:  Mark  Gifford
                                                 Title:  President


Date:  November  15,  2002                       /s/  Paul A. Smith
                                                 Name: Paul A. Smith
                                                 Title: Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Concentrax, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/  Mark  Gifford
Mark  Gifford,  President
Dated:  November  15,  2002



/s/  Paul Smith
Paul Smith, Chief Financial Officer
Dated:  November  15,  2002