Form 10KSB
period 2002-12-31
CONCENTRAX INC
filed 2003-04-15
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

                         Commission File Number 0-32459

                                CONCENTRAX, INC.

                 (Name of Small Business Issuer in its charter)


          Nevada                                       65-0887846
------------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2400 Augusta Place Suite 425                       Houston, Texas    77057
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



                    ISSUER'S TELEPHONE NUMBER (888) 340-9715
                   ------------------------------------------

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

                                  COMMON STOCK
                                (Title of class)

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $5,650.

The aggregate market value of the Common Stock of the Registrant held by NON-AFFILIATEs of the Registrant on March 31, 2003, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $10,326,977.50.

Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, March 31, 2003, as required by Regulation S-B. As of the date of this Annual Report, the number of shares of the Registrant's Common Stock outstanding as of March 31, 2003 is 19,073,750 shares. As of that date, the Company had 262 shareholders of record.



TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1    Description of Business                                            2

Item 2    Description of Property                                           10

Item 3    Legal Proceedings                                                 11

Item 4.   Submission of Matters to a Vote of Security Holders               11


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           11

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                              13

Item 7.   Financial Statements                                              19

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              19

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                 19

Item 10.  Executive Compensation                                            21

Item 11.  Security Ownership of Certain Beneficial Owners and Management    22

Item 12.  Certain Relationships and Related Transactions                    22

Item 13.  Exhibits and Reports on Form 8-K                                  25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Concentrax Inc. ("we", "us", or "the Company") provides monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained (i.e. a portable and operational without additional components) transceiver Unit that can be installed in vehicles and essentially any movable equipment that has a battery. We provide a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery.

Our President, Mr. Gifford, has a strong background in vehicle security, and because of his known expertise in this field, a heavy equipment rental company and its theft insurance carrier approached him to develop a vehicle-locating device. After Mr. Gifford's initial research indicated the feasibility of such a device, the insurance carrier declined to fund the required research and development. Mr. Gifford then organized American Tracking Services, Inc. to develop the device, and he secured private investors. Although American Tracking Services, Inc. developed two types of tracking devices, a passive and active vehicle locating Unit (both Locator Units referred to herein as the "Locator Unit" or "Track-Down Unit" or "VLU"), American Tracking Services, Inc. lacked the funding to produce and market the Locator Units. American Tracking Services, Inc. was voluntarily dissolved with the intent to form a new company to exploit the devices. Soon thereafter, the Company, then named Miami Dade Ventures, Inc., learned of the opportunity and negotiated the acquisition of the business and assets from Mr. Gifford, the other shareholders and the investors, and then changed the Company's name to Concentrax, Inc., as it was more descriptive of its business.

The Company is engaged in: (a) marketing and selling the Concentrax Locator Units; and (b) providing the monitoring and reporting services of a central control station. A non-related manufacturing company assembles the Locator Units to the Company's specifications. The original design of the Locator Units was of two types: (1) the passive type; and (2) the active type. The fundamental difference between the two types was that the passive type alerted or reported only when it was queried by the control station and the responses had to be interpreted by the operator, while the active type alerted or reported without any prompting from the control station whenever any anomaly occurred (e.g.. movement outside pre-set geographical limits or engine start-up during non-working hours). Today, the Vehicle Locating Unit has had this passive/active functionality combined in a single unit. The Vehicle Locating Unit can be programmed to report automatically when anomalies occur, at specific times of the customers choosing, or it can be manually queried at anytime by the vehicle's owner.

VLU's have a wide range of potential uses, from sales and service vehicles; courier services fleets, taxicab fleets, any trucking fleet, and virtually any company that has movable assets. All is required is that the asset have a battery to utilize a VLU.

APPLICATIONS

Heavy Equipment and Truck Fleets: A prominent application for Trackdown(R) is in tracking heavy equipment. Without a tracking mechanism, owners of heavy equipment risk theft, unauthorized detours or problems associated with the vehicles being temporarily missing in action or used for unapproved jobs or projects. These occurrences are not uncommon when a leasing contractor completes his use of the equipment early and sub-leases the equipment to an unauthorized third party. Mark Gifford, our president, was presented with this challenge several years ago, which led him to develop the VLU. In such a situation, the VLU is pre-programmed with the geographical parameters of the approved job site and if the piece of equipment were moved off-site, the unit would call the central control station and report its movement.

Auto Leasing Companies: A similar application is appropriate with automobile leasing companies, which companies generally place restrictions on the movement of their cars either out of state or out of country. The money lost per year on missing or stolen vehicles is significant. Trackdown(R) can virtually eliminate the problem.

Air Cargo Containers: At any given time a high percentage of an airline's containers are "lost", which means they are not in use generating revenue. Our solution is to affix the passive type of VLU to each air cargo freight container along with its own small battery. Since the unit is "passive" it will only require full power when queried, the rest of the time it will "sleep" drawing minimal power. Under this mode of operation, the battery will last a considerable time and it can be recharged when the container goes through semi-annual inspections and refurbishments. Then, with the specific VLU related to a specific container, a query to the VLU would reveal the location of the container, which can be all done from a personal computer.

Municipalities: We have pursued school districts to mount the active units on school buses. By having the units report at specific, short term intervals, the central control station can determine the route and speed of the buses; information of which the school districts may need in the event of an accident.

VLUs are useful for other applications in addition to vehicle location. Each VLU receives time-of-day through the GPS system and the unit can be pre-programmed with the normal hours of operation. Then, for example, if the vehicle or piece of equipment is started in the middle of the night, the "active" unit can report this event for investigation of possible theft. Other functions that can be monitored include the vehicle's battery reserve power. The units can interface with systems within the vehicle and command these systems remotely. For example the unit can automatically call the control station when an alarm is triggered, a panic button is activated, or in the case of an accident. The unit can be commanded to unlock the vehicle's doors if the driver locks the keys inside. If the vehicle is stolen, the VLU can be commanded to disable the starter, the ignition, or the vehicle's electric fuel pump if it is so equipped.


THE TRACK-DOWN SYSTEM

The Unit itself can be described as a Global Positioning Satellite transceiver Vehicle Location Unit. The monitoring and control devise is completely self-contained in that all components necessary to make the Unit work are part of the Unit itself. Each Unit contains an on-board mini- computer providing two-way communications via existing cellular telephone networks. Because the Locator Unit is intelligent and processes its own sensory data, it communicates with the command center only when a pre-defined event requires the attention of an operator, or when the operator wishes to check on the vehicle or communicate a command. This low volume of communications traffic allows the command center to monitor a vast number of Locator Units without concerns for capacity, and is very cost effective to the user. The user can access the status of their asset or vehicle directly from their own Internet connection.

With intelligent, remotely programmable Locator Units memory, the Track-Down system provides the customer with the ability to reprogram alarm states and redefine acceptable operating parameters by remote control, via the Internet, without physically accessing the vehicle or Unit itself. This is achieved by the use of a controller inside the memory of the Locator Unit, which enables the customer to reprogram and redefine acceptable operating parameters. The remote Locator Unit also performs a variety of internal monitoring and diagnostic routines, alerting system operators to any potential Unit failure such as memory failure, memory parity error, low battery, input-output cycle failure and operating system error.

A second key attribute is our use of an on-board cellular telephone radio, which enables the system to function without the installation of a large network of dedicated antennas or other infrastructure. Since the Track-Down system can communicate on a predetermined schedule or only when an alarm occurs or an operator initiates communication, the cost of cellular transmission is minimal, and the capability to operate using exiting communications infrastructure enhances flexibility and enables rapid expansion of the system.

The Track-Down system can be operated using Microsoft Windows based commands and control icons in a highly intuitive user interface that relates to Global Positioning Satellite and mapping software. It has familiar, user-friendly characteristics that should make our Unit and our system very appealing to our customers.

The installation of our Unit involves essentially one step, and can be accomplished by any non-technical person. For most situations, customers will be able to service the Unit themselves quite simply, without having to rely on complex or expensive technical support. This ease of installation provides a portability function, allowing rental fleets to move a Unit from vehicle to vehicle thereby conserving the need to purchase Locator Units for all vehicles in their fleets that are currently being leased or rented.

ANTI THEFT SYSTEM

The standard Locator Unit can be used as an Anti-Theft System. It maintains a check on its position using Global Positioning Satellite tracking technology, and alerts central operators if its location varies from the pre-defined parameters. Since each Unit provides complete two-way communication, the command center can reprogram the Locator Unit from the central control station, making it possible to redefine the acceptable operating parameters without accessing the vehicle. Additionally, safety and anti-theft features, such as a starter-disable function, can be activated remotely.

The Logic of Track-Down and the basis for our patent application:

Through a single wire hook up to the host vehicle's battery, Track-Down can recognize a number of actions that occur and the Unit is programmed to react or respond according to the action. The system has the ability to evaluate an electrical occurrence and, in essence, decide whether to call the tracking center. Since cellular time is expensive, without even considering the additional costs involved with maintaining or retaining a larger response staff of people to take those calls, this system is more cost effective than other tracking devices the market. If a Unit must constantly communicate with the tracking center, the cost of operations increases. Track-Down can recognize the following electrical occurrences, including:

1. The starting of a host vehicle. A vehicle will have a nominal voltage reading of 12 to 13.7 volts. When it is started, the voltage will drop as low as 9 volts while the vehicle is being cranked, and then will rise back to the nominal voltage after the vehicle has run for a few seconds. Track-Down accesses the time of day from the time embedded in the GPS statement it receives. Every time that the vehicle is started, it notes the time of day. If the start occurs during the normal working hours that have been programmed into the Unit, it will not call the center. All appropriate start times for the day can be stored in the Unit's memory for a download at another time for a complete report on vehicle activity. If the vehicle is started outside the programmed time window, it assumes that an unauthorized start is occurring and it calls the center automatically with a position update and a status code that informs the center of an unauthorized start. With this ability to recognize a start, the Unit can store the start time and will recognize when the vehicle's engine has been shut off, as the voltage will drop due to the alternator no longer charging. This feature, then, also functions as an effective engine hour meter for maintenance purposes.

2. The tampering of a Unit or a battery. Track-Down Unit is connected to a constant 12-volt source in the host. If this connection is severed or disconnected and the voltage drops to zero, Track-Down knows that it is being tampered with and immediately switches to its back-up battery and automatically calls home with a status code for Tampering. Track-Down, through its connection to the host vehicle's battery can also monitor the condition of the host's battery and if the vehicle's battery voltage drops below a certain level, the Unit will automatically switch to its back-up battery and continue to operate until adequate voltage has been restored to the host.

3. The removal of a vehicle or asset from its pre-defined position or course. Track-Down can be programmed to call home when a vehicle has been removed from a specified area. The Global Positioning Satellite portion of the Unit takes Global Positioning Satellite readings most of the time and these readings can be compared with the programmed settings within the Unit to verify that the Unit is being operated within the geographic boundaries currently specified for the

Unit. If the vehicle is outside the boundaries, the Unit calls the tracking center with a status code for Unauthorized Movement. Other competitive tracking systems would have the tracking center computers determine whether the Unit was where it was supposed to be, thereby using cellular time and manpower to make decisions and to determine a course of action. The Track-Down determines this on its' own.

1. THE CENTRAL CONTROL FACILITY

Initially the company leased time on a server based in California. We soon realized that our customers needed more functionality than was being offered by this company and we decided to develop our own Central Server and Control Facility with our own enhanced software.


During 2002, we established a fully operational Central Server and Control Center, (CSCF), in our offices in Houston, Texas through which all unit communications will be routed to customer tracking installations. As a result, the Company anticipates hiring additional Customer Service persons as well as a full-time person to oversee installation of the Trackdown(R) VLUs in customer vehicles by contract installers nationwide.

The CSCF houses all of the central data management hardware, along with the associated VLU/customer interface peripherals at Concentrax's offices in Houston, Texas and directs all reporting data and commands to and from the remote Vehicle Locating Units. Customers will interface with their units over the Internet, via a secured connection, through our facility. Included in our facility is the Track-Down Vehicle Voice Command Center, which allows users to interface with their vehicles/assets via their cellular phone as well. Using their phone, customers can locate their vehicle(s), disable its starter, and unlock its doors.

The CSCF is fully operational and operates with hardware we have specifically configured for this task. In addition, all of the proprietary Command and Control Software used in this facility is owned by Concentrax and has been developed by our own in-house development team. We can actively carry out current customer communications and commands to and from their assets and archive all of their traffic for historical reference purposes in the future. We have developed and own all of the software associated with our Vehicle Voice Command Center as well. All of the software associated with the CSCF is continually being improved for future implementation so that we will remain at the forefront of the industry. Our software is truly unique and patents are being prepared at this time for submission to the Patent and Trademark office. The effectiveness and functionality of our software can be viewed, in real time, via our web site, at WWW.CONCENTRAX.COM.


Through interaction with our Locator Units, we will provide a service enabling users to control, track, and receive notifications concerning assets that contain or are attached to a Locator Unit via the Concentrax website. The service will be provided through:

a) The Track-Down Locator Unit, which is a device capable of recognizing, receiving and decoding relevant data and sending such data, including the nature of the activating event to our CSCF,

b) The CSCFs receipt and interpretation of such data and transmission or broadcast of the interpretation of such data to the user or user's designee through wireless telephone Internet, or land-line methods.

We have entered into an OEM (Original Equipment Manufacture) Agreement with Satronics, Inc, which is located in Ventura, California. At this time, Satronics has provided us with production ready Locator Units built to our specification.

We will actively monitor the production or procurement of the Locator Units and take any commercially practicable measures reasonably necessary, including anticipatory negotiations with alternate manufacturers or suppliers, to ensure that it will be able to continuously supply the Locator Units in accordance with the schedule, technical specifications, quality standards, promotional obligations, and other requirements and we are responsible for, and shall bear the cost of, obtaining any required approvals and certifications for the Locator Units from Aeris (the owner of the patented Microburst communication technology) as well as any required approvals from the FCC or any other relevant regulatory agency.

Additionally, we are responsible for distribution and sales, marketing, branding and attribution, customer service and taxes.

COMPATIBILITY WITH GLOBAL POSITIONING SATELLITE SYSTEMS

The Track-Down system interfaces with existing Global Positioning Satellite systems, enabling the Locator Unit to calculate with accuracy its position at all times, and enabling central operators to monitor and report vehicle locations within a few meters.

PROPRIETARY ERROR CORRECTION PROTOCOL

Our proprietary error correction allows the use of highly sensitive information to transmit data and commands. This advanced system is capable of transmitting up to two complete messages each second to a single Locator Unit.

MAP-BASED GRAPHICAL USER INTERFACE

Our system operates through a map-based graphical interface, which means that users will be able to access actual maps that show the location of their respective vehicles or assets. The Map database is the most current version from GeoMicro and is accessed directly through a link with our CSCF, where it is stored. The interface is user-friendly, and in Management's opinion, transparent to the user. This arrangement insures that the street maps depicted will include the most current versions available as GeoMicro is constantly updating their database as new streets are added. It employs multiple overlays to enable a single operator to efficiently track and monitor vehicle activities and compares them in relation to a variety of features including street maps, landmarks and other vehicles. The operator interface enables customers with only moderate experience to monitor and control remote assets. This database is also used to interface with customers tracking their vehicles/assets via telephone and locations are converted to spoken locations by the CSCF.

Our map database has been expanded from U.S. street maps to include Mexico and Canada will be added shortly as well. We are currently in the process of obtaining maps for Central and South America as well as Western Europe.

2. MARKETING OUR PRODUCTS: APPLICATIONS

Our Locator Unit is readily applicable for monitoring vehicle traffic, offering real-time reporting capabilities that indicate vehicle locations, status and activity. Customers can interface with their vehicles via the Internet or their telephones to locate the vehicle or command certain systems within the vehicle. In addition, our system of tracking with the Locator Unit includes a state-of the-art error correction mechanism that can distinguish subtle movements and even if the mechanism is being tampered with.

In-house sales are being promoted through Dan Harms and Associates of St. Louis, Missouri, who are targeting the retrieval or location of rental vehicles/equipment in the United States. They are in various stages of negotiation with several automobile rental/leasing companies. They have also established relationships with commercial fleet users and school districts and will be targeting this segment of the market as well.

In a similar application, we have entered into a marketing agreement with Channel Marketing Group of Houston, Texas, that is targeting new car dealerships to establish promotions and business alliances. Through New and Used Car dealerships, we will market our Locator Units and service plan(s) to auto purchasers through simple point-of-purchase displays, with our Locator Units and related services being offered as add-ons or options with a new or used vehicle.

Another application is in the retrieval or location of missing air-cargo containers. Airlines utilize products and services of air cargo/container companies. Presently, we are at a final stage of negotiation with two Air-Cargo companies, and are in earlier stages of negotiation with four others.

Geographically, our marketing plan includes the emphasis of tracking automobiles, school buses, charter buses limousines, trailers and containers in North America, Mexico, Central America and South America. We have entered into an agreement with Mercados SA located in Mexico and Colombia to market our products and services in Latin America. Since our communications link will work with our standard Unit throughout Mexico, Central America, and South America, we will not have to establish tracking centers in Latin America or to modify our Unit in any way. All of the monitoring can be handled through our existing infrastructure.

In addition, we have formed a joint venture in Europe, Concentrax Europe, GMBH, which will market and distribute our products and services throughout Europe.


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

COMPETITION

While there are other vehicle-tracking units on the market, the Company believes that its Unit offers superior features. For example, a well-known Unit is manufactured by Lo-Jack. This Unit is hidden in a vehicle and is only activated (by the police) when the car is reported stolen. Thus, the Unit is unable to know that it is being stolen and will not be activated until an owner knows that it has already been stolen. Further, the Lo-Jack Unit requires triangulation receivers, which are receivers located in at least two separate police vehicles that together can pinpoint the location of a missing vehicle that has a LoJack installed. Recovery, therefore, is largely dependant upon the availability of police cars with the necessary equipment. Lo-Jack has no Internet tracking capability for individuals or companies, nor does it have navigational capabilities. It is not interactive with its tracking station and the cost, installed, is $600 or more. While Lo-Jack does not charge for monitoring, they do charge for each track that can run as high as $200.

Other competitors include Highway Masters (now called @Track Communications), On-Guard ATX, On-Star and GTE.

On-Guard ATX offers a Global Positioning Satellite based vehicle and equipment tracking system. The Unit and monitoring costs are very expensive to support their high cost of doing business. This company has spent considerable funds on research and development, and employs a large staff to conduct the actual monitoring. Their Unit is not programmable, and it is relatively difficult to install.

@Track Communications (formerly Highway Masters) is one of the largest vehicle tracking companies in the business. It primarily tracks semi tractor-trailers and other commercial trucks. The cost is $1,500 to $2,000 per Unit plus installation with very high monthly monitoring fees plus "use" fees of over $0.50 per minute. The bulk of @Track's services are carried out by employees in the company's own tracking center. They do not have Internet tracking capability, and their units are not programmable. Although their software is capable of making some decisions, it requires that cellular time be used to get the information into the center. Cellular time is the time that a cellular communication link is open between a control center and the tracking Unit is communicating with the control center, analogous to a cellular phone conversation.

OnStar, General Motors. On-Star offers a navigational system with an on-board screen that is sold through GM new car dealers. There are no heavy equipment applications. It is costly, not programmable and there is not Internet interaction.

In comparison, we provide a product and a service that is considerably less expensive than any of our competitors. We can have a customer up and running for less than $40.00 plus cellular activation of $50.00. Our monitoring services begin at $39.95 per Unit per month, and if the client wishes to purchase the Unit, the cost will be approximately $649 per Unit, plus monthly monitoring costs of $4.99 per month. We do not require that our customers purchase software, so we eliminate the costly transmission of the raw cellular data to the customer via the company's servers, which cost would have been passed on to the customer. Our technology and design is based on a combination of the most effective, least expensive technologies available.

NUMBER OF EMPLOYEES

At the present time, the Company has seven employees: Mark Gifford, President and CEO; Paul Smith, Treasurer and CFO; Jeremy Wessels, Chief Technical Officer; Josh Choi, Art Director; Edward Wadsworth, Lead Software Developer, a secretary and a temporary employee who serves as a receptionist and administrative office assistant. We have additionally retained the services of non-employee sales consultants through Dan Harms & Associates and Channel Marketing Group who are compensated on a commission basis. Additional sales consultants will be compensated similarly. We then plan to hire a Sales and Marketing Manager to oversee the sales consultants. The Company anticipates hiring one or two technical support persons to oversee the CSCF, depending upon demand and the hours of service. We do not anticipate that we will require any monitoring persons as the system we have is fully automated. The following table illustrates the number of employees we plan to have in total over the next 12 months.


Department/Job Function            Number of Employees
-----------------------            -------------------
Executives                            3  (current)
Software Development                  2  (current)
Technical Support                     2  (future)
Customer Support                      3  (1 current 2 future)
Secretary/Receptionist                1  (current)
Sales Management                      1  (future)
                                     ---
Total                                12


                                   OUR HISTORY

ORGANIZATION/HISTORICAL BACKGROUND

We are engaged in the business of providing responsive vehicle and asset tracking products and services. Our product line, which will be marketed under the "Track-Down" name, is based on our proprietary system of automobile and equipment monitoring Locator Units, which consist of small on-board computers and existing cellular telephone networks that provide real-time location information via a Global Positioning Satellite delivery system. As a development stage company, we have no current operations, no revenues and no marketable products. Our auditors have stated that there is substantial doubt regarding our ability to continue as a going concern given our accumulated losses and requirement for additional cash to fund our operations.

We began our business as Miami Dade Auto and Home Insurance, Inc., a company organized under the laws of Florida on January 15, 1999. Mr. Jon Robbins developed the plan for Miami Dade Auto and Home Insurance, Inc. in the early part of 1997 Mr. Robbins died in June of 1999 and the business plan was never implemented. In an effort to salvage the investments of the initial investors, the remaining principals of Miami Dade Home and Auto Insurance, Inc. sought an alternative business opportunity.

During the period from May to June of 2000, an investor advanced $210,000 on behalf of the Company to an entity that we acquired in May 2000, which acquisition was subsequently rescinded in July 2000. This entity was not a related party of the investor.

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


ITEM 2. PROPERTY

We currently maintain our principal office at 2400 Augusta Place, Houston, Texas 77057. Our telephone number is (888) 340-9715; and facsimile number is (713)

691-8398. We hold a 5-year lease with Matrix Group, Inc. Management, of which one year is remaining. Our lease amount is $3,600 monthly or $43,200 annually. The square footage of the office is approx 3200 square feet. The building in which we lease our space has over 300 parking space.

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


ITEM 3. LEGAL PROCEEDINGS

Except as described below we are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

The law firm of Hinton, Sussman, Bailey, and Davidson, and Mr. Edward D. Urquhart are currently representing the Company and Mark Gifford in a matter involving an inquiry and investigation by the Securities and Exchange Commission of the validity of certain press releases made by the Company. The matter will come before the United States District Court for the Southern District of Texas Houston Division court on the application of the SEC by consent of Defendants Concentrax, Inc., and Mark Gifford for issuance of a Final Judgment and Order of Permanent Injunction and Other Relief as to Defendants Concentrax, Inc. and Mark Gifford providing the relief set out in the proposed Final Judgment.

On or about February 22, 2003, the Company was served with a summons and complaint, Case Number 2003L000099, in the US Circuit court of the Eighteenth Judicial Circuit, from Samuel Lorenzo, a resident of Illinois that was a recipient of a fax solicitation he believed was from Concentrax, Inc. The Company is being represented by Block & Landsman in Chicago, and that firm will be filing a Motion to Dismiss in the next 30 days.

Callahan Roach Products and Publications named Concentrax, Inc. as a party defendant in its matter entitled Callahan Roach Products and Publications, LTD, and Andrew J. Kelly, Plaintiffs vs. Minolta Business Solutions, Inc. Pangea Design, Inc., and Concentrax, Inc., d/b/a Texas Concentrax, Inc., in the 96th Judicial district court of Tarrant County, Texas, Cause No.096-196397. Plaintiff's attorneys made an assumption that Concentrax, Inc. was affiliated with Pangea Design, Inc. at the time it entered into a contract with Pangea Design, Inc. in July of 2001. Concentrax will represent that during that time, it had no relationship with Pangea Design, Inc. in its Motion to Dismiss. The damages are diminimus, and Management and counsel believe the Company will prevail, and the matter will be dismissed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2002.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was traded on the NASDAQ Over the Counter Bulletin Board under the symbol "CTRX" through November 22, 2002, at which time the SEC suspended trading through the 9th of December 2002.

On December 9, 2002, trading resumed on the NQB Pinksheets. Upon the approval from the SEC of the Stipulation and Settlement, we will submit the proper documents to the NASD, through a market maker, to become relisted on the Bulletin Board.

Citadel Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on October 12, 2001. The range of our prices since the commencement of trading was:

Fiscal 2002                High             Low

March 31, 2002             $0.79            $0.16
June 30, 2002              $0.61            $0.38
September 30, 2002         $1.69            $1.00
December 31, 2002          $2.32            $0.078

Fiscal 2001                High             Low

December 31, 2001          $3.00            $0.15

The forgoing quotations reflect inter-dealer prices, without retail mark-up, mark down, or commission and may not represent actual transactions. For the year ended 2002, we were traded on the OTCBB for the first three quarters, and our trading was suspended on November 22, 2002 by the Securities and Exchange Commission. On December 9, 2002, we resumed trading on the Pink Sheets, and will submit our Form 211 and other materials to the NASD, through a market maker, upon approval from the SEC of our stipulation and settlement agreement.


DIVIDEND POLICY

We have not had any earnings or profits and have not paid any dividends. Our proposed operations are capital intensive and we need working capital. Therefore, we will be required to reinvest any future earnings in the Company's operations. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The future declaration and payment of dividends will be determined by our Board of Directors after considering the conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

CAPITAL STRUCTURE OF THE COMPANY

Our capital structure consists of shares of Preferred Stock and Common Stock, both having a par value of $.001 per share. The authorized classes, and the amount or number of each which are authorized and outstanding as of the date of this Annual Report, are as follows:

                                     AUTHORIZED              OUTSTANDING
                                     ----------              -----------
Preferred Stock                       10,000,000                   -0-
Common Stock                         100,000,000               19,073,750

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

COMMON STOCK

The authorized common equity of the Company consists of 100,000,000 shares of Common Stock, with a $.001 par value, of which 19,073,750 shares of Common Stock are issued and outstanding. Shareholders (i) have general ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to shareholders upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings.

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

Results of Operations

The Company is marketing its Vehicle Locator Units to various industries and through its business alliance with Texoga. The risks specifically discussed are not the only factors that could affect future performance and results. In addition, the discussion in this Annual Report concerning our business, our operations, and us contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. Since we do not have a policy of updating or revising forward-looking statements, it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

We have just begun to earn revenues, and are in the process of finalizing contracts with entities in various industries. For the next twelve months, we may experience fluctuations in operating results due to a variety of factors including, but not limited to, market acceptance of our products and services, our ability to acquire and deliver high quality products at a price lower than currently available to consumers, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract customers at a steady rate and maintain customer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to our industry.

Because of limited capital resources and limited revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.


Revenues

We have generated $5,650 in net operating revenues from operations from our inception. This represents payment for the first portion of a 70 Unit order.

Costs and Expenses

We have incurred losses of $1,445,445 during this period, compared with $386,853 for the year ended December 31, 2001. The current expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, as well as our acquisition of software and assets and assets of Pangea Design, Inc. The increase in loss is attributable to our acquisitions, salaries to our new technical team of three employees and an increase in R&D, professional fees and general and administrative costs.


Liquidity and Capital Resources

As of December 31, 2002, we had an accumulated deficit for the year of $1,455,869 from operating activities. Cash flows used in investing activities was $107,034 during the period January 1, 2002 through December 31, 2002. We met our cash requirements during this period through two private placements of our Common Stock and the sale of Units (Common Stock and Common Stock Purchase Warrants) for total combined proceeds of $928,889.00. $257,375 has been raised from our March 2003 Private Offering, and we expect to secure an additional $500,000 from that offering over the next 60 days. Additionally, our Distribution and Franchise Agreements of January 2003 will generate cash flows from revenues as well as from franchise fees.

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

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Our VLU's have gone through extensive internal testing and continue to be tested in various fields enabling us to continually improve upon our technology. We do not anticipate the acquisition of any significant property, plant of equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

In September of 2002, we initially entered into an acquisition of Pangea Design, a sole proprietorship. After further consideration, Concentrax determined that it was in its own best interests to acquire only the assets of Pangea Design, and abandoned the merger by terminating it in accordance with its terms in the states of Nevada and Texas. In September 2002, we issued 200,000 shares for the assets of Pangea Design, which were valued at $100,000 and recorded $300,000 as compensation expense.

In February 14, 2002, Concentrax, Inc. entered into a Joint Operations Agreement with Texoga HSE wherein the two companies agreed to build a Demonstration Command Center. The center will be designed to provide vehicle and equipment tracking hardware and monitoring services to local, state and federal government agencies, and will be responsive to the recently enacted Patriot Anti-Terrorist Act (also known as the E911 Initiative). Concentrax and Texoga wished to combine their technical, marketing, administrative and management efforts in this project to provide emergency vehicle tracking services to local, state and federal government agencies. Essentially, the center will allow municipalities to know the exact location of emergency vehicles and hazardous materials, enabling them to respond more quickly to a terrorist attack or other crises. The center, which is based in Houston, combines a unique, highly detailed, continually updated, street-mapping database with real-time satellite tracking capabilities. Once fully implemented, cities that participate will be able to instantly locate first-response assets, which include emergency, police, rescue, and firefighting vehicles, and then be in a position to deploy them quickly to an incident site. Additionally, the database will include a full range of relevant information about all hazardous materials in the area. This will help assure that federal, state, and local first responder teams can react quickly and safely in the event that these materials and their locations are part of an emergency incident. Houston was chosen for the demonstration command center because it has the largest concentration of petrochemical plants and refineries in the world as well as one of the nation's largest ports and two major airports.

We have raised $257,375 in our most recent private offering of securities, and expect to raise an additional $500,000 before the offering is closed in June of 2003.

Presently, we are in the final testing phase of our Units with a West Virginia based laboratory company. There have been no reported problems with the testing, and we anticipate the sale of 600 Units within 10-21 days. The projected gross revenue with this company is $420,000.

In addition, we are in the final testing phase of our Units with a Houston based plumbing and Gas Company, and we anticipate the sale of 100 Units within the next 30-45 days. There have been no reported problems. The projected gross revenue with this company is $70,000.

The Board has considered developing the Company's back-end service as one that can be used by outside entities as well as itself. Because of the new developments in our software technology, and its ability to perform multiple tasks in such a cost efficient manner, the Board created a plan to market our back-end service by sending out over 100 invitations to a selected group of entities, many of which have already expressed an interest in our service. Based on our business model, and an estimated 4-5% closing rate of those entities targeted, Concentrax, Inc. expects to bring in between $25,000 and $50,000 per month beginning in September of 2003.


STRATEGIC ALLIANCES, DISTRIBUTION AND MARKETING AGREEMENTS

These agreements were entered into subsequent to our preparation of disclosure information for this amended registration statement. Since the Prospectus Date has been changed to March 31, 2003, we elected to provide this information, even though our financial statements will not address the stock issuances until our annual report is filed on or before April 15, 2003.

MERCADOS AMERICAS, SA

On January 2, 2003, we signed an Exclusive Distribution and Master Franchise Agreement with Mercado Americas, SA ("MA"), a company in the business of developing existing and establishing additional new sales and distribution networks, specifically focusing on business customers in the following market segments: rental vehicles & equipment, service & sales fleets, commercial fleets, public and private transit fleets, and auto & equipment dealers.

In that Agreement, we appointed MA as our sole and exclusive distributor and Master Franchisee of our Products, including, but not limited to Track-Down, Voice Command Center, Patriot Track and any other current or potential use of our future applications or devices in the territory of Latin America, giving MA the sole and exclusive right to promote, distribute, market and sell Products in the defined Latin American territory during the twenty year term of the Agreement. The appointment became effective on the 2nd of January 2003.
 In connection with the appointment of MA as our Exclusive Distributor and Master Franchisee for the territories covered, MA agreed to a first year (365 days) sales "Quota" of Two Million Dollars ($2,000,000) worth of our products and services. The quota schedule provided that MA would place C.O.D Purchase Orders with us for no less than Five Hundred Thousand Dollars ($500,000) within the first one hundred and eighty days (180) of the effective date of this Agreement with the balance of not less than One Million Five Hundred Thousand Dollars of additional C.O.D Purchase Orders to be placed within the first 365 days of the Term of this Agreement. If MA is unable to meet its full Quota of $2,000,000 of C.O.D Purchase Orders for our products and services for delivery in the designated territory within the Quota term, then MA shall pay CTRX a one time nonrefundable franchise fee ("Fee") of Two Hundred and Fifty Thousand U.S. Dollars (US$250,000.00) within 30 days from the expiration of the Quota term. Fulfillment of the Quota or the payment of the Fee represents the full, final and complete consideration payable by MA to us in consideration for the Exclusive Distribution and Master Franchise rights granted hereunder, the Fee is to be payable by MA to us by wire transfer to an account of our designation.

CONCENTRAX EUROPE

On January 17, 2003, we signed an Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE"), an entity in formed by individuals that had distribution networks in the European countries that wished to sell and distribute our products in logical markets. In connection with the appointment as our European distributor hereunder, CE had agreed to pay a one-time nonrefundable franchise fee of $1,000,000 U.S. Dollars, representing the full, final and complete consideration payable by CE to CTRX in consideration for the distribution rights granted in the Agreement.

Subject to a separate Stock Purchase Agreement, we agreed to issue Three Million (3,000,000) restricted shares from our authorized Common Stock with registration rights, all of which share were, in accordance with the Agreement, placed in escrow and subject to performance/release criteria, and in exchange for 50% of the issued and outstanding shares of CE. The Three Million (3,000,000) have been issued and placed were placed in escrow, and were/ will be released to CE as follows:
         a. Two Hundred and Fifty Thousand (250,000) shares were released upon the execution of this Agreement in exchange for the expected performance of CE submitting one fourth of the required franchise fee to CTRX, or $250,000;

         b. Seven Hundred Fifty Thousand (750,000) shares are releasable in three (3) 250,000-share increments, each releasable upon the receipt of $250,000 towards the franchise fee;

         c. Two Million (2,000,000) shall be broken into twenty (20) certificates of 100,000 shares each, with each certificate being releasable upon the meeting of CE of certain performance criteria, and such certificates shall be released upon written notification of CTRX to ESCROW AGENT over the next twelve months;

         d. All Three Million (3,000,000) shares are to be registered in an SB-2 Registration Statement.

UNITED INVESTMENTS MANAGEMENT, INC.

United Investments Management, Inc. ("UMI") is an international financial advisory company that possesses experience, skills, knowledge, abilities and background in the fields of business development, financial consulting, and investor relations. Pursuant to our 12 month Agreement, and for a listing fee of $15,000 and bonus compensation escrowed and released based upon the meeting of performance criteria, UMI is providing us with the following services.

         LISTING SERVICES:

         - UMI is preparing an application for a listing of our common stock on a German Stock exchanges, e.g. on the Frankfurt, Berlin or Hamburg Stock Exchange, and introduction to local securities dealers and market makers, if we so desire. UMI made no guarantee that our securities would be listed for trading on any German exchange because the final decision to list securities for trading rests with the exchange itself. Two Thirds of the fee associated with listing will be returned to us if UMI is unsuccessful in obtaining a German Stock exchange listing for us;

         - UMI will timely deliver further detailed information regarding the listing application process and the specific stock exchange.

  INVESTOR RELATIONS SERVICE:

         - UMI intends to (i) introduce members of our management team to individuals, corporations, banks, and financial institutions, securities dealers, (including, among others, investment bankers who may assist us with equity financing; (ii) advise us with respect to its plans and strategies for raising capital; (iii) assist us in our discussions with underwriters, investors, brokers and institutions and other professionals retained or to be retained by us; (iv) assist us with identifying possible acquisitions or merger candidates; and (v) advise and assist us with public relations and promotions matters.

C. CORPORATE FINANCE SERVICES:

         - Corporate finance consulting in connection with any equity financing, including introduction to the UMI's investors network of over 150 institutions and their investment advisors plus various potential private investors capable of financing public companies.

         - Information on financings against equity as collateral, loans, credit lines, debt financings and other forms of funding that could function as bridge financing in connection with the aforementioned fund raising services.

         - Introduction to various banks and other European financial institutions, e.g. offering credit line facilities against stock, assistance in opening banking and/or brokerage accounts in Europe with any banks or financial institutions, and assistance in applying for a credit line facility at any bank or financial institution

We entered the agreement with the understanding that certain responsibilities and obligations are imposed by federal and state securities laws and by the applicable rules and regulations of stock exchanges, the National Association of Securities Dealers, in-house "due-diligence" or "compliance" departments of brokerage houses, etc. Accordingly, UMI agreed that:

                  (i) UMI shall NOT release any financial or other information or data about the We without our consent and approval.

                  (ii) UMI shall not conduct any meetings with financial analysis without informing us, in advance of the proposed meeting and the format or agenda of such meeting and we may elect to have a representative of ours attend such meeting.

                  (iii) UMI shall NOT release any information or data about our Company to any selected or limited person(s), entity, or group if UMI is aware that such information or data has not been generally released or promulgated.

                  (iv) After notifying us of filing for a proposed public offering of our securities, and during and period of restriction on publicity, UMI shall not engage in any public efforts not in the normal course without approval of counsel for us of counsel for the underwriter(s), if any.

                  (v) UMI shall NOT, for themselves or either of them, take any action or advice or knowingly permit us to take any action, which would violate any foreign securities laws or rules and regulations issued thereunder.


CHANNEL MARKETING GROUP

On January 2, 2003, we entered into a Marketing Agreement with Channel Marketing Group, Inc. ("CMG") in which we appointed CMG as a non-exclusive Marketing Representative to sell our products and services in the U.S. and Canada.


With our joint marketing efforts, we agreed to collaborate to identify the most efficient venues for their dedicated promotional spending and enhance the impact of their promotions in appropriate media. Pursuant to the Agreement, CMG and our Company are jointly responsible for preparing and executing an annual advertising and promotion plan for the Territory that allocates certain of the Parties' dedicated promotional spending. It was agreed by the parties that a scheduled list of clients would be considered a working list of existing or pending clients of CMG and us, and that neither CMG nor we would attempt to our products or services directly to the scheduled list of clients outside the terms of this Agreement.


By the end of the second quarter of 2003, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sale of our Units, and the number of Units we expect to sell. In order for the business to maintain a "break even" status from its development, we need to sell approximately 8,000 Units.

Marketing Strategy: Through our management team and sales force, we are building a customer base of clients from various industries. It is our intention to add up to four additional non-employee sales representatives and one national sales manager during the next twelve months of operation, each to be compensated on a straight commission basis.

We are presently negotiating the sale of Locator Units with potential customers from various industries. Without disclosing their names, those potential customers include:

o Several auto and equipment rental companies (with a need for potentially thousands of Units per company);

o Commercial Fleets -- including vehicles that transport goods as well as vehicles in service fleets.

o    Bus companies, including school and charter buses;

o    An air cargo container company (with a potential need for 4,000 Units);

o    An overnight shipping company (with a potential need for 2000 Units);

o    A lottery company (with a potential need for 3000 Units):

o    A grocery supply company (with a potential need for 1000 Units).

Each of the potential customers depicted above has had multiple contacts or meetings with the Company, and each has seen at least one live demonstration of our tracking system given by our technical support staff. There is no certainty that a sale of Units will ensue from any of these potential customers. However, it is the belief of Management and our president that sales will be made, and that the Company will receive significant purchase orders.

We have also initiated a marketing campaign targeted to individual consumer use. We will begin this effort by:

(i) Advertising in trade publications, such as car enthusiast or automotive magazines, and

(ii) By pursuing and/or soliciting whatever commercial contacts we have already made (such as with auto sales or leasing companies) for opportunities to make potential sales to individual consumers.

It is our intention by the third quarter of 2003 to target mobile electronic stores and installation centers across the country with point-of-purchase displays. We believe that by marketing the Unit through entities that have installation capability, that we can by-pass the need for commercial packaging for the Unit, thereby saving on manufacturing costs.

We intend to develop a marketing and advertising campaign over the next several months and throughout 2002 that will include print, radio and Internet advertising. Further, we plan to enlist the services of a marketing, distribution and planning company as well as a public relations firm to obtain as much expertise in these areas of the business as possible.

A primary area of concern will be for us to continue to increase marketing to a national and international level, while insuring that we have adequate manufacturing partners. Throughout 2003, we will evaluate the nature of our relationships with our manufacturing partners, i.e. companies with which we have established business alliances, and determine if such relationships require revision.

Rather than spending a significant amount of money on a marketing campaign that covers a broad audience, we believe that a focused approach will render a greater number of sales at a lower cost per sale. Overall, management has estimated that it will take a minimum of $250,000 over the next twelve months or approximately 16.67% of our current $1,500,000 level of funding to finance the marketing strategy outlined above. We do not expect to spend in excess of that amount during the next year of operation.

Manufacturing/ Assembly: For the manufacturing of our Units, we have signed agreements with Satronics of Ventura, California. This company can assemble our Units inexpensively. Our profit margin on the Units can average $200 and will involve, according to the manufacturing and assembling management of this company, no more than 5 to 10 minutes to assemble a single Unit. As of the date of this amendment, we have production-ready Units, and can fulfill orders of Units.

We are using more than one manufacturer because it is the opinion of Management that in so doing, the Company can maximize efficiency and profits, and curb the risks associated with using only one manufacturer. In addition to the three facilities mentioned, we know of at least two others in our geographic area that can manufacture our Units at comparable costs per Unit produced. Wireless Link and Satronics are presently tooled and ready to manufacture Units on an as needed basis. We believe that there is little benefit in purchasing manufacturing equipment, or in hiring a large manufacturing staff, which would subject us to high unemployment taxes, expensive benefit programs, and require us to work under federal programs that regulate manufacturing facilities. Additionally, manufacturing equipment is costly, and can quickly become obsolete.

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

Revenue Generation: We will generate revenue from essentially five sources:

1. Unit sales; 2. Unit leases;
3. Sales of Service Plans;
4. Franchise fees for international territories; 5. Back office services

Units will generally sell for approximately $500.00 per Unit, depending on customer volume. For ongoing monitoring, a Service Plan can be purchased for less than $15.00 per month. For Unit leases, a customer can lease an operational Unit, which includes cellular activation, for approximately $90.00. Ongoing monitoring for leases will be sold in a Lease Service Plan for approximately $40.00 per month.

Because the Company has ongoing meaningful negotiations with several potential customers, some of which have individual needs of over 2,000 Units, Management believes that it can conservatively estimate that the Company will sell or lease a minimum of 25,000 Units during the next 12 months of operation.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Concentrax, Inc.
  Houston, Texas

We have audited the accompanying balance sheet of Concentrax, Inc. (a Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from December 10, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentrax, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended and for the period from December 10, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

March 20, 2003

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2002

                                ASSETS

Current assets
  Cash                                                              $   277,671
  Prepaid expenses                                                       45,714
                                                                    -----------
                                                                        323,385

Property and equipment, net                                             269,867
Patents                                                                  20,831
                                                                    -----------
                                                                    $   614,083
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accrued payable                                                   $    10,395
  Accrued expenses                                                       23,294
                                                                    -----------
    Total current liabilities                                            33,689
                                                                    -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 15,770,120 shares issued and outstanding                 15,770
  Additional paid in capital                                          2,454,470
  Deficit accumulated during the development stage                   (1,889,846)
                                                                    -----------
    Total Stockholders' Equity                                          580,394
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   614,083
                                                                    ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                      Inception
                                          Years ended                  through
                                         December 31,                December 31,
                                 ------------------------------      ------------
                                     2002              2001              2002
                                 ------------      ------------      ------------
Revenues                         $      5,670      $         --      $      5,670
Cost of goods sold                      4,390                --             4,390
                                 ------------      ------------      ------------
Gross margin                            1,280                --             1,280
                                 ------------      ------------      ------------

Operating Expenses:

  General and administrative          697,759           177,578           914,908
  Salaries                            527,608           118,200           645,808
  Professional fees                   191,779            64,232           256,011
  Research and development             11,972            27,538            47,487
  Depreciation                         28,031               778            28,809
                                 ------------      ------------      ------------
                                    1,457,149           388,326         1,893,023
                                 ------------      ------------      ------------

Loss from operations               (1,455,869)         (388,326)       (1,891,743)

Interest income                           424             1,473             1,897
                                 ------------      ------------      ------------

Net loss                         $ (1,455,445)     $   (386,853)     $ (1,889,846)
                                 ============      ============      ============

Net loss per share:
  Basic and diluted              $      (0.12)     $      (0.04)
                                 ============      ============

Weighted average shares
  outstanding:
    Basic and diluted              11,881,401        10,160,974
                                 ============      ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     (DEFICIT) Period from December 10, 1998
                      (Inception) through December 31, 2002

                                                                               Deficit
                                                                              accumulated
                                     Common stock               Additional     during the
                             ---------------------------       paid in        development
                                Shares         Amount          capital           stage            Total
                             -----------     -----------     -----------      -----------      -----------
Issuance of common stock
  for assets                   6,000,000     $     6,000     $    44,010      $        --      $    50,010

Net loss                              --              --              --          (44,570)         (44,570)
                             -----------     -----------     -----------      -----------      -----------
Balance,
  December 31, 1999            6,000,000           6,000          44,010          (44,570)           5,440

Contributed capital                   --              --             634               --              634
Issuance of common stock
  for the net
  liabilities of Miami-
  Dade Auto and Home
  Insurance, Inc. and
  recapitalization             4,000,000           4,000          (4,170)              --             (170)

Net loss                              --              --              --           (2,978)          (2,978)
                             -----------     -----------     -----------      -----------      -----------
Balance,
  December 31, 2000           10,000,000          10,000          40,474          (47,548)           2,926

Issuance of common stock
  for services and
  directors fees                  95,700              96          70,704               --           70,800

Issuance of common stock
  for cash                       431,250             431         344,569               --          345,000

Net loss                              --              --              --         (386,853)        (386,853)
                             -----------     -----------     -----------      -----------      -----------
Balance,
  December 31, 2001           10,526,950          10,527         455,747         (434,401)          31,873

Issuance of common stock
  for assets                     400,000             400         199,600               --          200,000

Issuance of common stock
  for services and
  directors fees               2,256,500           2,256         872,821               --          875,077

Issuance of common stock
  for cash, net of costs       2,586,670           2,587         926,302               --          928,889

Net loss                              --              --              --       (1,455,445)      (1,455,445)
                             -----------     -----------     -----------      -----------      -----------
Balance,
  December 31, 2002           15,770,120     $    15,770     $ 2,454,470      $(1,889,846)     $   580,394
                             ===========     ===========     ===========      ===========      ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                       Years ended            Inception through
                                                       December 31,               December 31,
                                               ----------------------------      -----------
                                                   2002             2001            2002
                                               -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $(1,455,445)     $  (386,853)     $(1,889,846)

Adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation                                    28,031              778           29,576
    Impairment                                          --               --            1,933
    Common stock for services                      875,077           70,800          945,877

Changes in current assets and liabilities:
    Prepaid expenses                               (45,714)         (45,714)
    Accounts payable                                 8,990            1,148           10,395
    Accrued expenses                                (5,098)          28,392           23,294
                                               -----------      -----------      -----------

NET CASH USED IN OPERATING
  ACTIVITIES                                      (594,159)        (285,735)        (924,485)
                                               -----------      -----------      -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
                                               -----------      -----------      -----------
    Capital expenditures                          (107,034)          (9,339)        (121,743)
                                               -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
                                               -----------      -----------      -----------
  Issuance of common stock, net                    928,889          345,000        1,323,899
                                               -----------      -----------      -----------

NET INCREASE IN CASH                               227,696           49,926          277,671
  Cash, beg. of period                              49,975               49               --
                                               -----------      -----------      -----------
  Cash, end of period                          $   277,671      $    49,975      $   277,671
                                               ===========      ===========      ===========

Supplemental information:

  Income taxes paid                            $        --      $        --      $        --
  Interest paid                                $        --      $        --      $        --

Non-cash Transactions:
  Issuance of common stock for
    Assets                                     $   200,000      $        --      $   250,010

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Concentrax, Inc. (a development stage company) referred to as "Concentrax" is incorporated in Nevada. Concentrax provides monitoring and tracking systems for the automobile, equipment and the air cargo container industries. Concentrax's primary product, called "Track-Down" is a self-contained (i.e. a portable and operational without additional components) transceiver Unit that can be installed in vehicles and essentially any movable equipment that has a battery. Concentrax provides a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite technology, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset office equipment: (3 to 5 years), machinery and equipment (5 years) and software (5 years). Concentrax performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Recent Accounting Pronouncements

Concentrax does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - RECURRING LOSSES

Concentrax has incurred losses of $1,455,445 and $386,853 for the years ended December 31, 2002 and 2001, respectively. Concentrax has raised additional working capital through a private placement. As of March 20, 2003, Concentrax raised $257,375 and believes it has enough working capital to continue its operations for the next 12 months.

NOTE 3 - REVERSE MERGER

On January 29, 2001 certain former shareholders of the Company contributed their undivided interests in business products, inventions and other assets of the dissolved corporation, American Tracking Services, Inc., for 6,000,000 shares of common stock. Concentrax, Inc. was formerly known as Miami-Dade Auto and Home Insurance, Inc. and changed its name on February 1, 2001 in connection with the recapitulation. For accounting purposes, the acquisition of Miami-Dade by the Company has been treated as an acquisition and as a recapitalization. The historical financial statements presented above include the net assets of Miami-Dade as of December 31, 2000. The Company is the accounting acquirer and the results of its operations and deficit carries over.

Since Miami-Dade's balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                   2002                2001
                                             -------------       -------------
    Office equipment                         $       8,068       $       9,339
    Machinery and equipment                        101,106                  --
    Software                                       189,502                  --
                                             -------------       -------------
                                                   298,676               9,339
    Less: Accumulated depreciation                  28,809                 778
                                             -------------       -------------
                                             $     269,867       $       8,561
                                             =============       =============

Depreciation expense totaled $28,031 and $778 in 2002 and 2001, respectively.

NOTE 5 - SHAREHOLDERS EQUITY

Common Stock - The authorized common stock of the Company consists of 100,000,000 shares at $.001 par value.

During 2002, Concentrax issued 1,848,500 shares of common stock for cash proceeds of $928,889, net of expenses.

During 2002, Concentrax issued 2,256,500 shares of common stock for services, including directors' fees, legal fees and marketing services for $875,077 or the fair value of the services provided.

During September 2002, Concentrax issued 200,000 shares of common stock for software valued at its fair value of $100,000.

During June 2002, Concentrax issued 200,000 shares of common stock for equipment valued at its fair value of $100,000.

In December 2001, Concentrax issued 59,700 shares of common stock to its directors and attorney for services valued at $47,760.

In August and December 2001, Concentrax issued and sold 431,250 shares of common stock for proceeds of $345,000.

In March 2001, Concentrax issued 36,000 shares of common stock to its directors for services valued at $23,040 or the fair value of the services provided.

NOTE 6 - INCOME TAXES

For the years ended December 31, 2002 and 2001, Concentrax incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,600,000 at December 31, 2002, and will expire in the years 2020 through 2022.

Deferred income taxes consist of the following at December 31:

                                                  2002                2001
                                            -------------       -------------
    Long-term:
      Deferred tax assets                   $     550,000       $     133,000
      Valuation allowance                        (550,000)           (133,000)
                                            -------------       -------------
                                            $          --       $          --
                                            =============       =============


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Concentrax currently leases its office space located in Houston, Texas over a 5 year term from June 2001 through July 2006. The monthly rental payment is $3,530. Future minimum lease payments are $42,360 in each of the years 2003, 2004 and 2005 and $24,710 in 2006.

Rent expense was $17,146 and $0 for the years ending December 31, 2002 and 2001, respectively.

LITIGATION

On November 22, 2002, the Securities and Exchange Commission suspended trading of the Company's Common Stock due to questions raised about the accuracy of three press releases. While trading resumed on the Pinksheets on December 9, 2003, trading will not resume on the OTCBB until a 15c-211 submission is made by a market maker to the NASD and such submission is accepted. A stipulation and consent is being submitted by counsel to the SEC in the United States District Court for the Southern District of Texas, Houston Division for acceptance.

Concentrax has two other lawsuits and claims asserted against it. Management believes the lawsuits and/or claims are not material to the Concentrax.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PLLC audited our financial statements for the calendar years ended 2002. There have been no disagreements with our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedures.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) 9 OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS OF CONCENTRAX, INC.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions with the Company held by each.

NAME                               AGE            POSITION

Mark Gifford                       58           President, Director

Robert Michael Looney              53           Secretary, Director

Paul A. Smith                      51           Treasurer, Director

Carlos Jose Gonzalez, MD           50           Director

E. Terry Jaramillo                 54           Director

Jeremy Wessels                     27           CTO, Director


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

Robert Michael Looney - Mr. Looney is Secretary and a member of our Board of Directors, serving in these capacities since January 29, 2001. Having over 25 years of experience as a petroleum geologist and geophysicist, he has co-founded two corporations in the business of oil and gas exploration. In August of 2000, Mr. Looney founded Thorp Petroleum, Inc., where he is involved in strategic business development and marketing; and he was a founder of Cymraec Exploration, Inc., which was formed in July of 2000. In addition, from 1996 to the present, he has served and continues to serve as President of Ballistic Sports Images, Inc. He served as Vice President and Secretary of Apogee, Inc. from May of 1995 through December of 1999. From January of 1998 though December of 1999, Mr. Looney served as Vice President of New Ventures for Esenjay Exploration, Inc. He was a Geologist for Aspect Resources from February through December of 1997, and spent the previous four years, from May of 1993 through February of 1997, working as a Geological Consultant for Geokinetics Productions Co., Inc. He earned a Master of Arts in Geology from the University of Texas at Austin in 1977, having been previously graduated from that same university in 1971 with a Bachelor of Science in Geology. Among his professional affiliations are the Houston Geological Society and the American Association of Petroleum Geologists.

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

E. Terry Jaramillo - Mr. Jaramillo is the Executive Manager of Helm M&A Fund LLC. He has been the Executive Manager of Helm since December of 1999 when it was organized. During that period, he also served as the President of Capital Interfunding, Inc., providing business and financial consulting services to a variety of corporate regulated financial entity clients. From 1997 to December 2000, Mr. Jaramillo served as the Chief Underwriter of Capital International SBIC, a regulated Small Business Investment Company. From 1994 to 1997, he was the Managing Director of AIBC Investment Services Corporation and was the head of the International Corporate Finance Division, with responsibility for providing financial advisory services and private placement services to foreign corporations. From 1989 to 1994, he was Senior Vice President of Bankest Capital Corp, where he managed both the corporate finance and factoring staffs that served both domestic and foreign clients.

Carlos Gonzalez, MD - Dr. Gonzalez is a Director of our Company. He is a medical doctor, practicing since 1981. Beginning in 1986, he has been in private medical practice in Houston Texas, under the name of General Practice Associates, P.A. Dr. Gonzalez is a member of the Harris County Medical Society, the Texas Medical Association, the Texas Academy of Family Physicians, and the American Academy of Family Physicians. He is an active staff member of Cypress Fairbanks Medical Center Hospital, where he served as Chairman of the Department of Family and General Practice in 1996 and was a member of the Medical Executive Committee in 1996 and 1997. He is also an active staff member of Spring Branch Memorial Hospital where he was Chairman of the Department of General and Family Medicine in 1988, 1989 and 1991, was elected Chief of the Medical Staff in 1993, was a member of the Medical Executive Committee from 1988 through 1994, and was a member of the Board of Directors from 1993 through 1995. Dr. Gonzalez was an investor in American Tracking Services, Inc. and because of assisting in its marketing efforts is familiar with the Company's products and business.

Jeremy Wessels - Jeremy Wessels is our Chief Technical Officer and Director, serving in these capacities since November of 2002. Previously, Mr. Wessels was President of Pangea Design, Inc., a computer software, web design and Internet development company that he founded in April of 2000. Mr. Wessels holds a degree in Computer Sciences and over a dozen specialty certifications as well as 10 years of industry experience. He was nominated twice for Ernst and Young's prestigious Entrepreneur of the year Award by Ernst and Young. He was also nominated for the Texas Ecomm 100 Awards for the top 100 most influential men in Texas Technology. Wessels and his team are leaders in Internet development, and have worked with companies like Dell Computers(TM), Ernst and Young(TM), CoachUSA(TM), and Alphagraphics(TM).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. On or about April 9, 2003, all officers and directors that failed to file any of their required Form 4's throughout the year filed Form 5s disclosing their acquisitions, sales and beneficial ownership of shares at the end of the year.

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

Beginning in March of 2002, in accordance with a Board Resolution, our employee Directors began receiving 2,500 shares of our restricted Common Stock monthly for their service on the Board, and our outside Directors began to receive 5,000 shares per month for their service on the Board.

ITEM 10. EXECUTIVE SUMMARY COMPENSATION TABLE


The following table sets forth summary information concerning compensation awarded to, earned by or paid to our executive officers, Mark Gifford, Paul Smith and Jeremy Wessels, for the year ended December 31, 2002. Mr. Looney, our Secretary, is not presently being compensated.


 Title                                    2002        2001       2000    1999
 ------                                   -----       -----     -----   -----
 Mark Gifford, President and CEO          $60,000    $54,000     -0-      -0-

 Paul A. Smith, Treasurer and CFO         $60,000    $54,000     -0-      -0-

 Jeremy Wessels, CTO                      $32,000(1)

 Edward Wadsworth,
          Lead Software Developer         $28,000(2)

 Josh Choi, Art Director                  $24,000(3)




(1) The annual salary for Jeremy Wessels is $96,000, or $8,000 per month. This table reflects four months of salary at $8,000 per month paid in 2002. (2) The annual salary for Edward Wadsworth is $84,000, or $7,000 per month. This table reflects four months of salary at $7,000 per month paid in 2002.
(1) The annual salary for Josh Choi is $72,000, or $6,000 per month. This table reflects four months of salary at $6,000 per month paid in 2002.

     COMPENSATION OF DIRECTORS

     Our outside Directors, Messrs. Looney, Gonzalez and Jaramillo, receive 5,000 shares of our restricted Common Stock monthly subject to an annual vesting period, for their service on the Board, and our employee Directors, Messrs. Gifford, Smith and Wessels receive 2,500 restricted shares monthly, also subject to an annual vesting period.


     EMPLOYMENT AGREEMENTS

     Presently, we have three-year renewable employment agreements with Messrs. Wessels, Choi and Wadsworth. These individuals represent our technical team, and the agreements all contain non-competition clauses and various covenants. During the second quarter of 2003, we plan to prepare and execute an employment agreement with our President, Mark Gifford for a renewable term of five years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 31, 2003 information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On March 31, 2003, there were 19,073,750 shares issued and outstanding of record.

                                          SHARES
                                             OF           PERCENTAGE
NAME & ADDRESS OF                          COMMON         AS OF 3/31/03(1)
BENEFICIAL OWNERS                          STOCK
-----------------                         --------        ------------

Mark Gifford                              1,017,500(3)         5.33%
817 Oak Glen
Houston, Texas  77076

Carlos Jose Gonzalez, MD                 1,591,000(2)          8.34%
5503 Ashmere Lane
Spring, Texas 77379

Robert Michael Looney                      780,000(2)          4.09%
7622 Holly Court Estates Drive
Houston, Texas 77095

Paul S. Smith                               995,375(3)         5.22%
14862 Kaler
Houston, Texas 77060

E. Terry Jaramillo                          78,000(2)          .41%
550 Vittorio Avenue
Coral Gables, FL 33146

Jeremy Wessels                              657,500(3)        3.44%




All Executive Officers and Directors
as a group (6 persons)                     5,119,375           26.83%

---------------------




(1) Based upon 19,073,750 shares issued and outstanding on March 31, 2003.

(2) For the months of January and February, Messrs. Gonzalez, Looney and Jaramillo, our non-employee directors, received two thousand shares each as part of their agreement to serve as Directors. This was increased, in March of 2002, to 5,000 shares per month.

(3) Beginning in March of 2002, our employee Directors, Messrs. Mark Gifford and Paul Smith began to receive 2,500 shares per month as compensation for their service on the Board. As of October 1, 2002, Mr. Jeremy Wessels, then a new member of the Board and an employee Director, began to earn 2,500 shares monthly.


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

Mr. Jaramillo is presently a Director of our Company, and he is a shareholder.

Our 351 Contribution Agreement, effective January 31, 2001, was made between the Company and nine (9) investors and former shareholders of American Tracking Service, Inc., a company that was dissolved in December of 2000. Because of that dissolution, each of the nine investors and former shareholders had an undivided interest in and to the business products, inventions and other assets of American Tracking Service, Inc. Pursuant to the 351 Contribution Agreement, all nine investors and former shareholders contributed their undivided interests to the Company. Of those nine investors and former shareholders, four are now Officers and/or Directors of the Company: Mr. Gifford is President, CEO and a Director; Mr. Smith is Treasurer, CFO and a Director; Mr. Looney is Secretary and a Director; and Mr. Gonzalez is a Director.


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

On October 1, 1999, the Company approved a forward split of its issued and outstanding Common Stock at a ratio of 15 post-split shares for each issued and outstanding share of Common Stock. (15:1) This forward split brought our total issued and outstanding shares to 3,750,000 shares. From that total, in January of 2000, 80,000 shares of Common Stock were returned to the Company and were immediately canceled, leaving 3,670,000 shares issued and outstanding.

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

On August 20, 2001, we issued 350,000 shares to Helm M&A Fund, LLC. Previously, in the third quarter, we had issued 375,000 shares to the Helm Fund; however, those shares were returned and cancelled in exchange for the shares issued in the third quarter. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

In a Regulation D, Rule 506 offering made in February of 2002, the Company sold 118,750 Units to 32 investors for total proceeds of $142,020. Each Unit consisted of 10 shares of our Common Stock and 10 Common Stock Purchase Warrants exercisable at the higher of $0.35 or 55% of the 20 day average bid and ask price on the OTCBB. That issuance was considered exempt by reason of Rule 506 promulgated under Regulation D of the Securities Act of 1933, and Section 4(2) of the Act. Additionally 325,000 shares were issued to consultants for their legal, advisory and professional consulting services, with such issuances being exempt from registration by reason of Section 4(2) of the Securities Act of 1933. These shares will be registered on a Form SB-2 during the month of August of 2002, and upon approval by the SEC, those shares will be unrestricted.

In February of 2002, we signed a Performance Earn-Out Agreement with PJC Associates, Inc. for annual financial advisory services, introductory services and consulting. As part of this agreement, we issued 500,000 restricted shares to PJC Associates on an earn-out basis of 100,000 per month for the first five months of performance based on pre-determined performance criteria. All such shares have been issued to date, and all issuances were exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

On May 14, 2002, we issued a total of 25,000 shares to the following individuals: 5,000 shares to each of our three non-employee directors; 2,500 to our two employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933. In an effort to conserve our working capital, we issue restricted shares of our Common Stock monthly to our board of directors and our legal counsel as compensation. Such issuances were made monthly from May through December of 2002, and all were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On June 4, 2002 we issued a total of 500,000 shares to a consultant for financial advisory and introductory services in accordance with a Performance Earn-Out Agreement. The shares were issued, but placed in escrow, to be released over a several month period. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In September of 2002, we issued a total of 600,000 shares in signing bonuses for three new employees: Jeremy Wessels, our CTO, Edward Wadsworth, our Lead Software Developer, Joshua Choi, our Art Director. These individuals have three-year renewable employment contracts with the Company. An additional 400,000 shares were issued to purchase certain assets. Concentrax originally entered into an acquisition of Pangea Design, a sole proprietorship. After further negotiations, Concentrax determined that it was in their best interests to acquire only the assets of Pangea Design and abandoned the merger. In September 2002, Concentrax issued 200,000 shares for the assets of Pangea Design which were valued at $100,000 and recorded $300,000 as compensation expense.


Also in September of 2002, we issued 85,000 shares to two consultants in exchange for their legal and marketing/introductory services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In a Regulation D, Rule 506 offering made in September of 2002, the Company sold 964,000 shares to 53 investors for total proceeds of $482,000. That issuance was considered exempt by reason of Rule 506 promulgated under Regulation D of the Securities Act of 1933, and Section 4(2) of the Act. Additionally, shares were issued to introducers and consultants for various services including legal, advisory and professional consulting services, with all such issuances being exempt from registration by reason of Section 4(2) of the Securities Act of 1933. Certificates were not physically issued to investors until January of 2003.


On January 28, 2003, we issued 250,000 to Concentrax Europe, Ltd. ("CE") in accordance with our Exclusive Distribution and Master Franchise Agreement with that Company. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933. On February 27, 2003, we issued a total of 2,500,000 shares to CE, all of which shares have been placed in escrow, in accordance with the Agreement, and will be earned out according to performance criteria. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On January 31st , February 28th and March 31st of 2003, we issued a total of 27,500 for each of the three months to the following individuals: 5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services In an effort to conserve our working capital, we issue restricted shares of our Common Stock monthly to our board of directors and our legal counsel as compensation. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 4, 2003, we issued 35,000 shares to the Corporate Road Show, a Video Production, Conferencing and Corporate Road Show production and coordination company in exchange for its annual contract for services to Concentrax, Inc. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Two current reports were filed on Form 8-K throughout the year, one on September 13, 2002 (amended on September 30, 2002) and the second on November 19, 2002. A Plan and Agreement of Reorganization and short-form merger documents were filed in the initial 8-K and amendment made thereto. On November 14, 2002, Articles of Merger were abandoned in accordance with Texas and Nevada state laws, and the required documents were filed in the Texas and Nevada Secretary of States offices. Essentially, we entered into an acquisition of Pangea Design, a sole proprietorship. After further negotiations, we determined that it was in our best interests to acquire only the assets of Pangea Design. In September 2002, Concentrax issued 400,000 shares for assets valued at $100,000 and recorded $300,000 as compensation expense.


EXHIBIT INDEX
NO. DESCRIPTION OF EXHIBIT

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

*10.5  Indemnity Agreement with Dr. Carlos Gonzalez

*10.6   Assignment of Patent Application

*10.7   Televoke Agreement

*10.8   Financing Commitment Letter from Helm M&A Fund, LLC

*10.9   Wireless Link Proposal

10.10    Master Franchise Agreement with Mercado Americas, SA.

10.11    Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE")

10.12    Consulting Services Agreement with United Investments Management, Inc.

10.13    Marketing Agreement with Channel Marketing Group, Inc.


* Previously Filed

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Concentrax, Inc.
                                 --------------------------------
                                 (Registrant)
    Date: April 14, 2003

                             /s/  Mark Gifford
                           --------------------------------------
                                 Mark Gifford, President


                             /s/ Paul A. Smith
                            --------------------------------------
                               Paul A. Smith, CFO

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
               (A) SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Concentrax, Inc. (the "Company") on Form 10K-SB for the fiscal year ended December 31, 2002 as filed with the Securities & Exchange Commission (the "Report"),each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:



1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:                   April 14, 2003                                By:     /s/ _________________
                                                                                      Mark Gifford

                                                                                      President, Chairman of the Board



Dated:                   April 14, 2003                                By:      /s/ _______________

                                                                               Paul Smith
                                                                               CFO, Treasurer and Director




                                                                              /s/
Dated:                   April 14, 2003                                By:  ____________________

                                                                               Robert Michael Looney

                                                                                Secretary, Director


                                                                              /s/
Dated:                   April 14, 2003                                By:  ____________________

                                                                                Jeremy Wessels,
                                                                                CTO and Director




                                                                               /s/
Dated:                   April 14, 2003                                By:  ____________________


                                                                                E. Terry Jaramillo,
                                                                                Director



                                                                               /s/
Dated:                   April 14, 2003                                By:  ____________________


                                                                                Carlos Gonzalez,
                                                                                Director



             CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14 UNDER

                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED



          I, Mark Gifford, President of Concentrax, Inc., certify that:



1. I have reviewed this annual report on Form 10 KSB of Concentrax, Inc.;


2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:


          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and


          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;


5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ Mark Gifford
Dated                   April 14, 2003    By:      ___________________

                                                       Mark Gifford, President

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          1
--------------------------------------------------------------------------------

EXHIBIT 10.10

                             EXCLUSIVE DISTRIBUTION

                                       AND

                           MASTER FRANCHISE AGREEMENT

This Exclusive Distribution and Master Franchise Agreement ("Agreement") is made by and among Concentrax, Inc., ("CTRX") a U.S. corporation with its principal place of business located in Texas, USA, and Mercado Americas, SA ("MA"), a corporation with its principal place of business located in Bogota, Columbia this 2nd day of January, 2003 ("Effective Date").

                                    RECITALS

1 CTRX is in the business of, inter alia, developing vehicle-monitoring services and technologies. CTRX's signature product, Track-Down, provides accurate, reliable, real-time data on asset use and location. Track-Down utilizes the advanced Global Positioning System to track vehicles and to communicate data to an automated central facility. Customers can then access the information 24 hours a day from their desktop using a secure Internet connection or from their cell phones to a device contained in CTRX's Voice Command centre.

2 MA is in the business of, inter alia, developing existing and establishing additional new sales and distribution networks, especially focusing on business customers in the following market segments: rental vehicles & equipment, service & sales fleet, commercial fleet, public private transit fleet and auto & equipment dealer.

3 CTRX desires to expand its business activities and the distribution of its products to the Latin American markets, including but not limited to the South America, Central America, Mexico, Dominican Republic and Puerto Rico.

4 MA desires to provide CTRX Latin American sales and distribution channels for intensive marketing of CTRX's products through MA's current and future sales networks to business customers in Latin America.

5 CTRX and MA desire to enter into this Agreement in order to set forth their respective rights and obligations with respect to the distribution and marketing of CTRX's products in Latin America.

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          2
--------------------------------------------------------------------------------


                                    AGREEMENT

CTRX and MA (each a "Party" and collectively, the "Parties"), in consideration of the mutual promises contained herein, and intending to be legally bound, agree as follows.

                                    ARTICLE 1

                APPOINTMENT AS DISTRIBUTOR AND MASTER FRANCHISEE

(A) APPOINTMENT. CTRX hereby appoints MA as CTRX's sole and exclusive distributor and Master Franchisee of its Products, including but not limited to Track-Down, Voice Command Center, Patriot Track and any other current or potential or future CTRX application or device ("Products"), in Latin America, ("Territory") See: Exhibit "A" Territory, with the sole and exclusive right to promote, distribute, market and sell Products in the Territory during the Term of this Agreement. Such appointment shall be effective on the Effective Date, and MA hereby accepts such appointment as distributor.

(B) NO IMPLIED RIGHTS. MA acknowledges that except as expressly provided herein, MA shall not have or acquire by virtue of this Agreement any right, title, interest or license in, to or under any intellectual property rights, and in no event shall this Agreement be deemed to be a license or sublicense of any rights with respect to any patents or technical production information or any other intellectual property rights.

(C) RELATIONSHIP OF THE PARTIES. Nothing in this Agreement shall be deemed to create a partnership, joint venture or relationship of principal and agent between the Parties hereto. Nothing in this Agreement shall be deemed to authorize either Party hereto to make any representations or warranties on behalf of or otherwise to act for, represent or bind the other Party hereto or any of its respective affiliates in any manner whatsoever.

                                    ARTICLE 2

                                  FEES AND TERM

(A) FEES. In connection with the appointment of MA as CTRX's Exclusive Distributor and Master Franchisee for the territories covered hereunder, MA agrees to a first year (365 days) sales "Quota" of Two Million Dollars ($2,000,000) CTRX products and services.

(B) QUOTA SCHEDULE. MA will place C.O.D Purchase Orders with CTRX for not less than Five Hundred Thousand Dollars ($500,000) within the first one hundred and eighty days (180) from the effective date of this Agreement with the balance of not less than One Million Five Hundred Thousand Dollars of additional C.O.D Purchase Orders to be place within the first 365 days of the Term of this Agreement. Should MA not meet the full Quota of $2,000,000 of C.O.D Purchase Orders for CTRX products and services for delivery in the Territories covered herein within the Quota term, then MA shall pay CTRX a one time nonrefundable franchise fee of ("Fee") of Two Hundred and Fifty Thousand U.S. Dollars (US$250,000.00) within 30 days from the expiration of the Quota term. Fulfillment of the Quota or the payment of the Fee represents the full, final and complete consideration payable by MA to CTRX in consideration for the Exclusive Distribution and Master Franchise rights granted hereunder, the Fee shall be payable by MA to CTRX by wire transfer to an account of CTRX designation.

(C) COSTS. Except as set forth in this Agreement, each Party shall bear all of its respective costs in connection with its performance of the Agreement.

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          3
--------------------------------------------------------------------------------


(D) JOINT MARKETING EFFORTS. The Parties will collaborate to identify the most efficient venues for their dedicated promotional spending and enhance the impact of their promotions in appropriate media. MA will be solely responsible for preparing and executing any advertising and promotion plan for the Territories covered herein. The Parties will from time to time cooperate to develop, fund and execute joint marketing programs in the Territory on a mutually agreeable basis.

(E) TAXES. The Parties shall each pay any sales, use or similar tax related to the Parties' performance of their obligations or exercise of their rights under this Agreement for which they are responsible.

(F) TERM. Both Parties agree that, for a period of twenty (20) years following the Effective Date ("Term"), CTRX shall not grant to any other company or individual or organization or entity any license, right, option or similar permission with respect to the distribution or marketing of CTRX's products in the Territory. The provisions in this Agreement that, by their nature, are intended to survive the termination or the expiration of this Agreement will survive in accordance with there terms.

                                    ARTICLE 3

                               PRICING AND SUPPLY

(A) EXCLUSIVE SOURCE OF PRODUCTS. Subject to the exceptions in this Agreement, CTRX shall be the exclusive source of CTRX's Products for sale through MA. CTRX will be responsible for manufacturing or purchasing directly from manufactures all Products to be sold by MA. CTRX will use commercially reasonable efforts to
(i) maintain the level of products currently available, and (ii) ensure that the availability of Products covers any demand in the Territory.

(B) BRAND NAMES. CTRX hereby grants, conveys and assigns (and agrees to cause its appropriate subsidiaries to grant, convey and assign) for the Territory to MA, by execution hereof (or, where appropriate or required, by execution of separate instruments of assignment), exclusive right to the use of all (and their) rights, titles and interests in and to trademarks, together with the goodwill of the business symbolized by assigned trademarks.

(C) INVENTORY AND WAREHOUSING. CTRX will arrange for all sales in the Territory a sufficient inventory. CTRX's inventories and warehouses of Products to be provided for sale by MA shall be maintained at facilities owned, controlled, or under contract to CTRX.

(D) PRICING. In the first ten (10) years of the Term, CTRX shall make available and deliver its Products to MA at a Resale Price ("Resale Price") of One Hundred And Twenty Five Percent (125%) of the Cost Basis ("Cost Basis") of the respective device or technology (e.g. currently the Cost Basis for a Track Down unit is US$280.00 and therefore the initial Resale Price for a Track Down unit shall be US$350.00 for MA). In the second ten (10) years of the Term, CTRX shall make available and deliver its Products to MA at a Resale Price ("Resale Price") of One Hundred And Twenty Percent (120%) of the Cost Basis of the respective device or technology. The underlying Cost Basis shall be reviewed and assessed by an independent auditor to be identified by both Parties.

(E) SALES FORECAST. Without constituting hereby any guarantee, warranty or any other form of legally binding forecasts, MA's management conservatively estimates to generate total sales for Products in the Territory as follows (annualized sales based on Market Prices):

Financial Year 1 (e.g. 2003):               US$2,000,000
Financial Year 2 (e.g. 2004):               US$5,000,000
Financial Year 3 (e.g. 2005):               US$15,000,000

(F) BILLING. MA will be responsible for billing and collecting all amounts due from customers of Products. MA shall bear credit risk with respect to amounts where MA failed to collect amounts due from customers of Products and CTRX will expect to be paid upon delivery. Further details shall be agreed between the Parties in a separate Pricing and Billing Agreement ("PBA") to be drafted and delivered to MA by CTRX. This PBA shall, inter alia, provide for proposed Payment Terms ("Payment Terms"), i.e.: C.O.D., LC, etc.


--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          4
--------------------------------------------------------------------------------

(G) ORDER PROCESSING. MA shall transmit business customers' orders to CTRX for further processing. Each Order shall include: o the customer's name (corporation or business entity):

     o    the contact person with his or her title;
     o    the recipient's name if different from the customer's name;
     o an itemized list of CTRX products with specific product numbers, product descriptions, requested features, warranties and representations and prices charged by MA. Features may include Vehicle Locate with Live Track, Starter Disable, Unlock Doors, Geo Fence, etc. CTRX will provide sample order forms to assist MA.
     o the customer's or recipient's special requests regarding shipping, delivery and/or installation;
     o the complete physical shipping address for deliveries, which address shall be a street address and not be a post office box or similar address;
     o    the customer's telephone number and facsimile number;
     o    the customer's email address;

(H) ACCEPTANCE OR REJECTION OF ORDERS. CTRX shall accept orders for shipment to addresses in the Latin American Union and Switzerland that include the information required by Section (g) above and for which the related Product is available; provided that such orders to be shipped by courier are shipped on the customer's shipping account. CTRX reserves the right to reject all other orders.

(I) ORDER CONFIRMATION. Within 4 hours of CTRX's receipt of an order, CTRX shall confirm to MA CTRX's receipt of such orders which confirmation shall state whether the order was accepted, rejected due to incomplete information, or rejected due to unavailable Products.

                                    ARTICLE 4

                   FULFILLMENT OF ACMAPTED ORDERS AND RETURNS

 (A) ASSEMBLY AND PACKAGING. CTRX shall assemble and package for shipping all accepted orders in accordance with procedures to be agreed between both Parties in a separate Order Fulfillment Agreement ("OFA") to be drafted and delivered to MA by CTRX. Orders will be packaged under the "Concentrax" name and, whenever practicable, CTRX will package and ship different orders by same customers in a single order together.

(B) RISK OF LOSS. As between the Parties, title and risk of loss shall remain with CTRX upon CTRX's delivery of the Product to the common carrier at the point of shipment.

(C) ORDER PRIORITY. All accepted orders, without limitation, shall be processed in accordance with the priority structure as set forth in the OFA.

(D) CUSTOMER SERVICE. CTRX shall provide to MA order and shipping confirmations, order shipping tracking information as made available to CTRX by the common carrier, and such other order information that is commercially reasonably available to CTRX and reasonably necessary for MA's customer service. CTRX shall provide such customer service to MA as shall be mutually agreed upon by the Parties. Additionally, CTRX shall use commercially reasonable efforts to satisfy high service level standards with regard to fulfillment and customer services.

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          5
--------------------------------------------------------------------------------

                                    ARTICLE 5

                                 CONFIDENTIALITY

The Parties acknowledge and agree that confidential and valuable information proprietary to either one Party and obtained during its business relationship with either one Party, shall not be, directly or indirectly, disclosed without the prior express written consent of the other Party, unless and until such information is otherwise known to the public generally or is not otherwise secret and confidential. All such confidential information provided to either one Party by the other shall be clearly and conspicuously marked with the word "Confidential."

                                    ARTICLE 6

                                 NO TERMINATION

Each Party acknowledges and agrees that its remedy for breach by the other Party of any provision hereof shall be, subject to the requirements of Article 6, to bring a claim to recover damages subject to the limits set forth in this Agreement and to seek any other appropriate equitable relief, other than termination of this Agreement. For the avoidance of doubt, the Parties intend that this Agreement continue in perpetuity.

                                    ARTICLE 7

                               DISPUTE RESOLUTION

Resolution of any and all Disputes ("Dispute" or "Disputes") arising from or in connection with this Agreement shall be exclusively governed by and settled in accordance with the provisions of this Article.

(A) NEGOTIATIONS. The Parties shall make a good faith attempt to resolve any Dispute arising out of or relating to this Agreement through informal negotiation between appropriate representatives from each of the Parties. If at any time either Party feels that such negotiations are not leading to a resolution of the Dispute, such Party may send a notice to the other Party describing the Dispute and requesting a meeting of the senior executives from each Party. Within ten (10) business days after such notice of a Dispute is given, each Party shall select appropriate senior executives (e.g., director or V.P. level) of each Party who shall have the authority to resolve the matter and shall meet to attempt in good faith to negotiate a resolution of the Dispute prior to pursuing other available remedies. During the course of negotiations under this section, all reasonable requests made by one Party to the other for information, including requests for copies of relevant documents, will be honored. The specific format for such negotiations will be left to the discretion of the designated negotiating senior executives but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other Party. In the event that any Dispute arising out of or related to this Agreement is not settled by the Parties within thirty (30) days after the first meeting of the negotiating senior executives, either Party may commence litigation with respect to the Dispute. However, except as provided below, neither Party shall commence litigation against the other to resolve the Dispute (i) until the Parties try in good faith to settle the Dispute by negotiation for at least thirty (30) days after the first meeting of the negotiating senior executives or (ii) until forty (40) days after notice of a Dispute is given by either Party to the other Party, whichever occurs first.

(B) ARBITRATION. CTRX and MA hereby agree to bring any matter not resolved in good faith negotiations before an arbitrator in the State of Texas. The parties shall select an arbitrator from a list provided by the American Arbitration Association.

(C) PROCEEDINGS. Any Dispute regarding the following is not required to be negotiated or resolved in arbitration prior to seeking relief from a court of competent jurisdiction: breach of any obligation of confidentiality; infringement, misappropriation, or misuse of any intellectual

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          6
--------------------------------------------------------------------------------


property right; or any other claim where interim relief from the court is sought to prevent serious and irreparable injury to a Party. However, the Parties shall make a good faith effort to negotiate or arbitrate such Dispute, according to this Article, while such court action is pending.

(D) CONTINUITY OF SERVICES AND PERFORMANCE. Unless otherwise agreed in writing, the Parties will continue to provide service and honor all other commitments under this Agreement and each ancillary agreement during the course of dispute resolution pursuant to the provisions of this Article with respect to all matters not subject to such dispute, controversy or claim.

                                    ARTICLE 8

                                 INDEMNIFICATION

CTRX agrees to save harmless, indemnify and defend MA, its agents and employees from and against any cost, loss, damage, liability, judgment and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement. MA agrees to save harmless, indemnify and defend CTRX, its agents and employees from and against any cost, loss, damage, liability, judgment and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement.

                                    ARTICLE 9

                         REPRESENTATIONS AND WARRANTIES

Each Party represents and warrants that as of the Effective Date it has the full legal right, power and authority to enter into and perform this Agreement. Furthermore, CTRX hereby represents and warrants to MA that it is duly organized and in good standing under State Law and under U.S. Federal Law, is current in its filings and disclosures with the appropriate regulatory bodies and has all requisite power and authority to carry on business as now conducted and as contemplated herein.

                                   ARTICLE 10

                                   ASSIGNMENT

The parties' interest in this Agreement may be assigned in whole or in part without the prior consent of the other party to this Agreement. MA will have the right to assigned and convey exclusive distribution rights to sub-distributors covered under the territory. Any assignment in whole or in part by MA or delegation of its rights or obligations under this Agreement will be subject to and bound by all provisions, terms and conditions of this Agreement and made in conformity with this Agreement.

                                   ARTICLE 11

                            MISMALLANEOUS PROVISIONS

(A) NON-CIRCUMVENTION. CTRX, intending to be legally bound, hereby irrevocably agrees not to circumvent, avoid, bypass, or obviate MA, directly or indirectly, to avoid payments or fees, commissions, or any other form of compensations to MA in any transaction with any corporation, partnership, or individual, revealed by either party to the other, in connection with any projects, or currency exchanges, or any loans or collateral's, or any findings, or any financing's, or any other transactions involving products, commodities, services, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments hereof.

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          7
--------------------------------------------------------------------------------


(B) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter hereof and shall supersede all prior written and oral and all contemporaneous oral agreements and understandings with respect to the subject matter hereof. This Agreement shall prevail in the event of any conflicting terms or legends that may appear.

(C) CONFLICTING AGREEMENTS. In the event of a conflict between this Agreement and any future agreements executed in connection herewith, the provisions of this Agreement shall generally prevail.

(D) NOTICES. Any notice, demand, offer, request or other communication of any kind whatsoever to be given under this Agreement shall be in writing and shall be delivered by hand, e-mail or by fax to the Parties at:

CONCENTRAX, INC.
2400 AUGUSTA PLACE SUITE 425
HOUSTON, TX 77057
PHONE: (713) 691-8395
TOLL FREE: (888) 340-9715

MERCADO AMERICAS, SA
TO BE INCLUDED
BOGOTA, COLUMBIA

(E) GOVERNING LAW. This Agreement shall be governed by the federal laws of the U.S. applicable therein, and the Parties hereby attorn to the jurisdiction of the U.S. federal courts.

(F) EXECUTION. This Agreement may be signed by fax and in counterpart.

IN WITNESS WHEREOF the Parties have hereunto set their hands and seals effective as of the Effective Date first above written.

SIGNED, SEALED AND DELIVERED BY:            SIGNED, SEALED AND DELIVERED BY:
CONMANTRAX, INC., per:                      MERCADO AMERICAS, SA per:



-----------------------------------         ---------------------------------
Mark Gifford, President                     Juan Manuel de Pombo, President

--------------------------------------------------------------------------------

EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE AGREEMENT                          8
--------------------------------------------------------------------------------


                              EXHIBIT "A" TERRITORY

     MADE A PART OF THAT CERTAIN EXCLUSIVE DISTRIBUTION AND MASTER FRANCHISE
         AGREEMENT BETWEEN CONCENTRAX, INC., AND MERCADO AMERICAS, SA.,
                            DATED _____ JANUARY, 2003

1)       Argentina
2)       Belize
3)       Bolivia
4)       Brazil
5)       Chile
6)       Colombia
7)       Costa Rica
8)       Dominican Republic
9)       Guatemala
10)      Honduras
11)      Mexico
12)      Nicaragua
13)      Panama
14)      Paraguay
15)      Puerto Rico
16)      Uruguay
17)      Venezuela


--------------------------------------------------------------------------------

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              1
--------------------------------------------------------------------------------

EXHIBIT 10.11

                          STRATEGIC ALLIANCE AGREEMENT

                                       AND

                        EXCLUSIVE DISTRIBUTION AGREEMENT

This Strategic Alliance Agreement and Exclusive Distribution Agreement ("Agreement") is made by and among Concentrax, Inc., ("CTRX") a U.S. corporation with its principal place of business located in Texas, USA, and Concentrax Europe, Ltd. ("CE"), a company with its principal place of business located in Zurich, Switzerland, this 19th day of November, 2002 ("Effective Date").

                                    RECITALS

1 CTRX is in the business of, inter alia, developing vehicle-monitoring services and technologies. CTRX's signature product, Track-Down, provides accurate, reliable, real-time data on asset use and location. Track-Down utilises the advanced Global Positioning System to track vehicles and to communicate data to an automated central facility. Customers can then access the information 24 hours a day from their desktop using a secure Internet connection or from their cell phones by using CTRX's Voice Command Centre. 2 CE is in the business of, inter alia, developing existing and establishing additional new sales and distribution networks, especially focusing on business customers in the following market segments: rental vehicles & equipment, service & sales fleet, commercial fleet, public private transit fleet and auto & equipment dealer.

3 CTRX desires to expand its business activities and the distribution of its products to the European market, including but not limited to the European Union and its member countries.

4 CE desires to provide CTRX European sales and distribution channels for intensive marketing of CTRX's products through CE's current and future sales networks to business customers in Europe.

5 CTRX and CE desire to enter into this Agreement in order to set forth their respective rights and obligations with respect to the distribution and marketing of CTRX's products in Europe.


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              2
--------------------------------------------------------------------------------


                                    AGREEMENT

CTRX and CE (each a "Party" and collectively, the "Parties"), in consideration of the mutual promises contained herein, and intending to be legally bound, agree as follows.

                                    ARTICLE 1

                           APPOINTMENT AS DISTRIBUTOR

(A) APPOINTMENT. CTRX hereby appoints CE as CTRX's sole and exclusive distributor of its Products, including but not limited to Track-Down, Voice Command Center, Patriot Track and any other current or potential or future CTRX application or device ("Products"), in Europe, including but not limited to Switzerland and the European Union with its currently fifteen member countries ("Territory"), with the sole and exclusive right to promote, distribute, market and sell Products in the Territory during the Term of this Agreement. Such appointment shall be effective on the Effective Date, and CE hereby accepts such appointment as distributor.

(B) NO IMPLIED RIGHTS. CE acknowledges that except as expressly provided herein, CE shall not have or acquire by virtue of this Agreement any right, title, interest or license in, to or under any intellectual property rights, and in no event shall this Agreement be deemed to be a license or sublicense of any rights with respect to any patents or technical production information or any other intellectual property rights.

(C) RELATIONSHIP OF THE PARTIES. Nothing in this Agreement shall be deemed to create a partnership, joint venture or relationship of principal and agent between the Parties hereto. Nothing in this Agreement shall be deemed to authorize either Party hereto to make any representations or warranties on behalf of or otherwise to act for, represent or bind the other Party hereto or any of its respective affiliates in any manner whatsoever.

                                    ARTICLE 2

                                  FEES AND TERM

(A) FEES. In connection with the appointment of CE as CTRX's distributor hereunder, CE shall within 180 days from the effective date of this Agreement pay CTRX a one-time nonrefundable franchise fee of One Million U.S. Dollars (US$1,000,000.00) ("Fee"). The Fee represents the full, final and complete consideration payable by CE to CTRX in consideration for the distribution rights granted hereunder, the Fee shall be payable by CE to CTRX by wire transfer to an account of CTRX.

(B) APPOINTMENT OF ESCROW AGENT. CTRX and CE hereby appoint and designate Andrea Cataneo, Esq., with offices at 81 Meadowbrook Road, Randolph, NJ 07869 as "ESCROW AGENT" hereunder for the purpose set forth herein and ESCROW AGENT accepts such appointment.

(C) INTEREST, AND REGISTRATION.

         (i) Subject to a separate Stock Purchase Agreement ("SPA") to be drafted and delivered to CE by CTRX, CTRX hereby agrees to issue Three Million (3,000,000) new shares of its common stock as "SB2 registered shares," which shares shall be placed in escrow and subject to performance/release criteria, in exchange for 50% of CE shares. This issuance of new stock by CTRX shall be executed in full accordance with any rules or laws imposed by any regulatory body and those existing under the U.S. Securities Act of 1933 and 1934. Furthermore the CTRX shares issued under this paragraph will be duly authorized, validly issued and outstanding, fully paid and non-assessable and will not be subject to any liens or encumbrances.


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              3
--------------------------------------------------------------------------------


         (ii) The Three Million (3,000,000) shares shall immediately issued and placed in an escrow account with the ESCROW AGENT, and shall be released as follows:

                  a. Two Hundred and Fifty Thousand (250,000) shares shall released immediately upon the execution of this Agreement in exchange for the expected performance of CE submitting one fourth of the required franchise fee to CTRX, or $250,000;

                  b. Seven Hundred Fifty Thousand (750,000) shares releasable in three (3) 250,000 share increments, each releasable upon the receipt of $250,000 towards the franchise fee;

                  c. Two Million (2,000,000) shall be broken into twenty (20) certificates of 100,000 shares each, with each certificate being releasable upon the meeting of CE of certain performance criteria outlined in the SPA, and such certificates shall be released upon written notification of CTRX to ESCROW AGENT over the next twelve months;

                  d. All Three Million (3,000,000) shares will be registered in an SB-2 Registration Statement within thirty days of the execution of this Agreement. (C) COSTS. Except as set forth in this Agreement, each Party shall bear all of its respective costs in connection with its performance of the Agreement.

(D) JOINT MARKETING EFFORTS. The Parties will collaborate to identify the most efficient venues for their dedicated promotional spending and enhance the impact of their promotions in appropriate media. The Parties will be jointly responsible for preparing and executing an annual advertising and promotion plan for the Territory that allocates certain of the Parties' dedicated promotional spending. The Parties will also cooperate to develop, fund and execute joint marketing programs in the Territory on a mutually-agreeable basis.

(E) TAXES. The Parties shall each pay any sales, use or similar tax related to the Parties' performance of their obligations or exercise of their rights under this Agreement for which they are responsible.

(F) TERM. Both Parties agree that, for a period of twenty (20) years following the Effective Date ("Term"), CTRX shall not grant to any other company or individual or organization or entity any license, right, option or similar permission with respect to the distribution or marketing of CTRX's products in the Territory. The provisions in this Agreement that, by their nature, are intended to survive the termination or the expiration of this Agreement will survive in accordance with there terms.

                                    ARTICLE 3

                               PRICING AND SUPPLY

(A) EXCLUSIVE SOURCE OF PRODUCTS. Subject to the exceptions in this Agreement, CTRX shall be the exclusive source of CTRX's Products for sale through CE. CTRX will be responsible for manufacturing or purchasing directly from manufactures all Products to be sold by CE. CTRX will use commercially reasonable efforts to
(i) maintain the level of products currently available, and (ii) ensure that the availability of Products covers any demand in the Territory.

(B) BRAND NAMES. CTRX hereby grants, conveys and assigns (and agrees to cause its appropriate subsidiaries to grant, convey and assign) for the Territory to CE, by execution hereof (or, where appropriate or required, by execution of separate instruments of assignment), all its (and their) rights, titles and interests in and to assigned trademarks, together with the goodwill of the business symbolized by assigned trademarks.


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              4
--------------------------------------------------------------------------------


(C) INVENTORY AND WAREHOUSING. CTRX will arrange for all sales in the Territory a sufficient inventory. CTRX's inventories and warehouses of Products to be provided for sale by CE shall be maintained at facilities owned, controlled, or under contract to CTRX.

(D) PRICING. . In the first five (5) years of the Term, CTRX shall make available and deliver its Products to CMG at a Resale Price ("Resale Price") of One Hundred And Twenty Five Percent (125%) of the Cost Basis ("Cost Basis") of the respective device or technology (e.g. currently the Cost Basis for a Track Down unit is US$280.00 and therefore the initial Resale Price for a Track Down unit shall be US$350.00 for CMG, or 25% in excess of the CTRX Cost Basis. As variable ancillary costs increase the Cost Basis, the Resale Price will be adjusted accordingly to maintain CMG's Resale Price at 125% of the Cost Basis). In the second five (5) years of the Term, CTRX shall make available and deliver its Products to CMG at a Resale Price ("Resale Price") of One Hundred And Twenty Percent (120%) of the Cost Basis of the respective device or technology. The underlying Cost Basis shall be reviewed and assessed by an independent auditor to be identified by both Parties.

(E) SALES FORECAST. Without constituting hereby any guarantee, warranty or any other form of legally binding forecasts, CE's management conservatively estimates to generate total sales for Products in the Territory as follows (annualized sales based on Market Prices):

Financial Year 1 (e.g. 2003):               US$5,000,000
Financial Year 2 (e.g. 2004):               US$10,000,000
Financial Year 3 (e.g. 2005):               US$25,000,000

(F) BILLING. CE will be responsible for billing and collecting all amounts due from customers of Products. CE shall bear credit risk with respect to amounts where CE failed to collect amounts due from customers of Products and CTRX will expect to be paid upon delivery. Further details shall be agreed between the Parties in a separate Pricing and Billing Agreement ("PBA") to be drafted and delivered to CE by CTRX. This PBA shall, inter alia, provide for proposed Payment Terms ("Payment Terms"), i.e.: C.O.D., LC, etc.

(G) ORDER PROCESSING. CE shall transmit business customers' orders to CTRX for further processing. Each Order shall include:

     o    the customer's name (corporation or business entity):

     o    the contact person with his or her title;

     o    the recipient's name if different from the customer's name;

     o an itemized list of CTRX products with specific product numbers, product descriptions, requested features, warranties and representations and prices charged by CE. Features may include Vehicle Locate with Live Track, Starter Disable, Unlock Doors, Geo Fence, etc. CTRX will provide sample order forms to assist CE.

     o the customer's or recipient's special requests regarding shipping, delivery and/or installation;

     o the complete physical shipping address for deliveries, which address shall be a street address and not be a post office box or similar address;

     o    the customer's telephone number and facsimile number;

     o    the customer's email address;

(H) ACCEPTANCE OR REJECTION OF ORDERS. CTRX shall accept orders for shipment to addresses in the European Union and Switzerland that include the information required by


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              5
--------------------------------------------------------------------------------


Section (g) above and for which the related Product is available; provided that such orders to be shipped are shipped at the customer's expense. CTRX reserves the right to reject any other orders.

(I) ORDER CONFIRMATION. Within 24 hours of CTRX's receipt of an order, CTRX shall confirm to CE CTRX's receipt of such orders which confirmation shall state whether the order was accepted, rejected due to incomplete information, or rejected due to unavailable Products.

                                    ARTICLE 4

                   FULFILLMENT OF ACCEPTED ORDERS AND RETURNS

(A) ASSEMBLY AND PACKAGING. CTRX shall assemble and package for shipping all accepted orders in accordance with procedures to be agreed between both Parties in a separate Order Fulfillment Agreement ("OFA") to be drafted and delivered to CE by CTRX. Orders will be packaged under the "Concentrax" name and, whenever practicable, CTRX will package and ship different orders by same customers in a single order together.

(B) RISK OF LOSS. As between the Parties, title and risk of loss shall still remain with CTRX upon CTRX's delivery of the Product to the common carrier at the point of shipment.

(C) ORDER PRIORITY. All accepted orders, without limitation, shall be processed in accordance with the priority structure as set forth in the OFA.

(D) CUSTOMER SERVICE. CTRX shall provide to CE order and shipping confirmations, order shipping tracking information as made available to CTRX by the common carrier, and such other order information that is commercially reasonably available to CTRX and reasonably necessary for CE's customer service. CTRX shall provide such customer service to CE as shall be mutually agreed upon by the Parties. Additionally, CTRX shall use commercially reasonable efforts to satisfy high service level standards with regard to fulfillment and customer services.

                                    ARTICLE 5

                                 CONFIDENTIALITY

The Parties acknowledge and agree that confidential and valuable information proprietary to either one Party and obtained during its business relationship with either one Party, shall not be, directly or indirectly, disclosed without the prior express written consent of the other Party, unless and until such information is otherwise known to the public generally or is not otherwise secret and confidential. All such confidential information provided to either one Party by the other shall be clearly and conspicuously marked with the word "Confidential."

                                    ARTICLE 6

                                 NO TERMINATION

Each Party acknowledges and agrees that its remedy for breach by the other Party of any provision hereof shall be, subject to the requirements of Article 6, to bring a claim to recover damages subject to the limits set forth in this Agreement and to seek any other appropriate equitable relief, other than termination of this Agreement. For the avoidance of doubt, the Parties intend that this Agreement continue in perpetuity.

                                    ARTICLE 7


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              6
--------------------------------------------------------------------------------


                               DISPUTE RESOLUTION

Resolution of any and all Disputes ("Dispute" or "Disputes") arising from or in connection with this Agreement shall be exclusively governed by and settled in accordance with the provisions of this Article.

(A) NEGOTIATIONS. The Parties shall make a good faith attempt to resolve any Dispute arising out of or relating to this Agreement through informal negotiation between appropriate representatives from each of the Parties. If at any time either Party feels that such negotiations are not leading to a resolution of the Dispute, such Party may send a notice to the other Party describing the Dispute and requesting a meeting of the senior executives from each Party. Within ten (10) business days after such notice of a Dispute is given, each Party shall select appropriate senior executives (e.g., director or V.P. level) of each Party who shall have the authority to resolve the matter and shall meet to attempt in good faith to negotiate a resolution of the Dispute prior to pursuing other available remedies. During the course of negotiations under this section, all reasonable requests made by one Party to the other for information, including requests for copies of relevant documents, will be honoured. The specific format for such negotiations will be left to the discretion of the designated negotiating senior executives but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other Party. In the event that any Dispute arising out of or related to this Agreement is not settled by the Parties within thirty (30) days after the first meeting of the negotiating senior executives, either Party may commence litigation with respect to the Dispute. However, except as provided below, neither Party shall commence litigation against the other to resolve the Dispute (i) until the Parties try in good faith to settle the Dispute by negotiation for at least thirty (30) days after the first meeting of the negotiating senior executives or (ii) until forty (40) days after notice of a Dispute is given by either Party to the other Party, whichever occurs first.

(B) ARBITRATION. CE and CTRX hereby agree to bring any matter not resolved in good faith negotiations before an arbitrator in the State of Texas. The parties shall select an arbitrator from a list provided by the American Arbitration Association.

(C) PROCEEDINGS. Any Dispute regarding the following is not required to be negotiated prior to seeking relief from a court of competent jurisdiction: breach of any obligation of confidentiality; infringement, misappropriation, or misuse of any intellectual property right; or any other claim where interim relief from the court is sought to prevent serious and irreparable injury to a Party. However, the Parties shall make a good faith effort to negotiate such Dispute, according to this Article, while such court action is pending.

(D) CONTINUITY OF SERVICES AND PERFORMANCE. Unless otherwise agreed in writing, the Parties will continue to provide service and honour all other commitments under this Agreement and each ancillary agreement during the course of dispute resolution pursuant to the provisions of this Article with respect to all matters not subject to such dispute, controversy or claim.

                                    ARTICLE 8

                                 INDEMNIFICATION

CTRX agrees to save harmless, indemnify and defend CE, its agents and employees from and against any cost, loss, damage, liability, judgement and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement. CE agrees to save harmless, indemnify and defend CTRX, its agents and employees from and against any cost, loss, damage, liability, judgement and expense whatsoever, including


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              7
--------------------------------------------------------------------------------


attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement.

                                    ARTICLE 9

                         REPRESENTATIONS AND WARRANTIES

Each Party represent and warrants that as of the Effective Date it has the full legal right, power and authority to enter into and perform this Agreement. Furthermore CTRX hereby represents and warrants to CE that it is duly organised and in good standing under State Law and under U.S. Federal Law, is current in its filings and disclosures with the appropriate regulatory bodies and has all requisite power and authority to carry on business as now conducted and as contemplated herein.

                                   ARTICLE 10

                            MISCELLANEOUS PROVISIONS

(A) NON-CIRCUMVENTION. CTRX, intending to be legally bound, hereby irrevocably agrees not to circumvent, avoid, bypass, or obviate CE, directly or indirectly, to avoid payments or fees, commissions, or any other form of compensations to CE in any transaction with any corporation, partnership, or individual, revealed by either party to the other, in connection with any projects, or currency exchanges, or any loans or collateral's, or any findings, or any financing's, or any other transactions involving products, commodities, services, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments hereof.

(B) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter hereof and shall supersede all prior written and oral and all contemporaneous oral agreements and understandings with respect to the subject matter hereof. This Agreement shall prevail in the event of any conflicting terms or legends which may appear.

(C) CONFLICTING AGREEMENTS. In the event of a conflict between this Agreement and any future agreements executed in connection herewith, the provisions of this Agreement shall generally prevail.

(D) NOTICES. Any notice, demand, offer, request or other communication of any kind whatsoever to be given under this Agreement shall be in writing and shall be delivered by hand, e-mail or by fax to the Parties at:

CONCENTRAX, INC.
2400 AUGUSTA PLACE SUITE 425
HOUSTON, TX 77057
PHONE: (713) 691-8395
TOLL FREE: (888) 340-9715

CONCENTRAX EUROPE LTD.
C/O HENLEY & PARTNERS AG
HAUS ZUM ENGEL
KIRCHGASSE 24
8001 ZURICH, SWITZERLAND

(E) GOVERNING LAW. This Agreement shall be governed by the laws of Switzerland and the federal laws of the U.S. applicable therein, and the Parties hereby attorn to the jurisdiction of the Courts of Switzerland and of U.S. federal courts.


--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

STRATEGIC ALLIANCE AGREEMENT AND EXCLUSIVE DISTRIBUTION AGREEMENT              8
--------------------------------------------------------------------------------


(F) EXECUTION. This Agreement may be signed by fax and in counterpart.

IN WITNESS WHEREOF the Parties have hereunto set their hands and seals effective as of the Effective Date first above written.

SIGNED, SEALED AND DELIVERED BY:            SIGNED, SEALED AND DELIVERED BY:
CONCENTRAX, INC., per:                      CONCENTRAX EUROPE LTD, per:




-----------------------------------         ------------------------------------
Authorised Signatory                        Authorised Signatory




--------------------------------------------------------------------------------
                             STRICTLY CONFIDENTIAL

EXHIBIT 10.12


                        CONSULTING SERVICES AGREEMENT

This CONSULTING AGREEMENT is effective as of November 21, 2002 by and between Concentrax, Inc. ("Client" or "CTRX") and United Investments Management, Inc. ("Consultant") with reference to the following facts:

WHEREAS, CTRX is a Nevada corporation located in Houston, Texas, and its common stock trades on the NASDAQ Over the Counter Bulletin Board under the symbol "CTRX"; and, WHEREAS, Consultant, an international financial advisory company, possess experience, skills, knowledge, abilities and background in the fields of business development, financial consulting, and investor relations; WHEREAS, CTRX and Consultant desire to enter into an Agreement providing for the services of Consultant for the benefit of CTRX;

NOW THEREFORE, in consideration of the promises and mutual covenants contained herein, and intending to be legally bound, it is mutually covenanted and agreed by and between the parties to the terms and conditions hereinafter set forth.

1. ENGAGEMENT. Client hereby engages Consultant on a non-exclusive basis, and Consultant hereby accepts the engagement to become a strategic financial consultant to the Client and to render such advice, consultation, information and services to the Client regarding general financial and business matters including, but not limited to:

A. Listing Services:

         - Consultant shall prepare an application for a listing of the Client's common stock on a German Stock exchanges, e.g. on the Frankfurt, Berlin or Hamburg Stock Exchange, and introduction to local securities dealers and market makers, if Client so desires. Client understands that Consultant cannot guarantee that Client's securities will be listed for trading on any German exchange because the final decision to list securities for trading rests with the exchange itself. Two Thirds of the fee associated with listing will be returned to Client if Consultant is unsuccessful in obtaining a German Stock exchange listing for Client;

         - Consultant shall deliver further detailed information regarding the listing application process and the specific stock exchange.

B. Investor Relations Service:

         - Consultant intends to (i) introduce members of Client's management to individuals, corporations, banks, and financial institutions, securities dealers, (including, among others, investment bankers who may assist Client with equity financing; (ii) advise Client with respect to its plans and strategies for raising capital; (iii) assist

Client in its discussions with underwriters, investors, brokers and institutions and other professionals retained or to be retained by Client; (iv) assist Client with identifying possible acquisitions or merger candidates; and (v) advise and assist Client with public relations and promotions matters.

C. Corporate Finance Services:

         - Corporate finance consulting in connection with any equity financing, including introduction to the Consultant's investors network of over 150 institutions and their investment advisors plus various potential private investors capable of financing public companies.

         - Information on financings against equity as collateral, loans, credit lines, debt financings and other forms of funding that could function as bridge financing in connection with the aforementioned fund raising services.

         - Introduction to various banks and other European financial institutions, e.g. offering credit line facilities against stock, assistance in opening banking and/or brokerage accounts in Europe with any banks or financial institutions, and assistance in applying for a credit line facility at any bank or financial institution

D. Consultant shall, during the term of this Agreement, devote such time, attention, skill, and efforts to the performance of duties on behalf of CTRX, provide such identified services for CTRX to the extent the parties mutually agree is necessary under the circumstances.

E. To the best of his ability and experience Consultant shall loyally and conscientiously perform all of the duties and obligations required of it either expressly or implicitly by the terms of this Agreement.

F. Consultant's performance of its duties hereunder shall at all times be rendered to CTRX's satisfaction and may be rendered at the offices maintained by Consultant or at any other location deemed suitable by Consultant and CTRX.

G. LIMITATIONS ON SERVICES. The parties recognize that certain responsibilities and obligations are imposed by federal and state securities laws and by the applicable rules and regulations of stock exchanges, the National Association of Securities Dealers, in-house "due-diligence" or "compliance" departments of brokerage houses, etc. Accordingly, Consultant agrees:

                  (i) Consultant shall NOT release any financial or other information or data about the Client without the consent and approval of the Client.

                  (ii) Consultant shall not conduct any meetings with financial analysis without informing the Client in advance of the proposed meeting and the format or agenda of such meeting and the Client may elect to have a representative of the Client attend at such meeting.

                  (iii) Consultant shall NOT release any information or data about the Client to any selected or limited person(s), entity, or group if Consultant is aware that such information or data has not been generally released or promulgated.

                  (iv) After notice by the Client of filing for a proposed public offering of securities of the Client, and during and period of restriction on publicity, Consultant shall not engage in any public efforts not in the normal course without approval of counsel for the Client and of counsel for the underwriter(s), if any.

                  (v) Consultant shall NOT, for themselves or either of them, take any action or advice or knowingly permit the Client to take any action, which would violate any foreign securities laws or rules and regulations issued thereunder.

2. TERM OF AGREEMENT. The term of this Agreement ("Term") shall commence on the date hereof and continue for a period of twelve (12) months as follows: The filing of the application for listing on a German exchange will begin promptly after receipt of the Engagement Fee (please see below). The promotion campaign will begin immediately upon notice by Consultant that the listing application has been approved ("Listing Approval"), and will continue for a period of 6 months. Professional maintenance and continuing communication with the established network will continue thereafter for an additional 6 months. All other obligations under this Agreement shall be terminated and/or satisfied only as otherwise indicated herein. 3. FEES AND CONSIDERATIONS. as consideration for Consultant entering into this Agreement, Client and Consultant agree to the following:

A. Listing Fee: An additional Listing Fee ("Listing Fee") of US $15,000 payable by Client to Consultant. The Listing Fee will be satisfied by a cash payment of US $15,000 by Client to Consultant on the date hereof. If Consultant is unsuccessful in obtaining a listing on any German exchange at the end of a 90-day period from the initial date of payment, two thirds, or $10,000, will be returned to Client immediately.

B. Bonus Fee: An additional Bonus Fee ("bonus Fee") payable to Consultant based on performance benchmarks as follows:

Benchmarks "A": A Bonus Fee of 400,000 shares of Client's common stock is payable to Consultant when or if the share price of Client's common stock reaches or exceeds at any stock exchange US $3.00 (and not less than 500,000 shares trading volume at U.S. Stock exchanges) or when or if the aggregate trading volume of Client's common stock at U.S. Stock exchanges(s) reaches or exceeds the entire sum of 1,000,000 shares. Summary of benchmarks:

SHARE PRICE:      U.S. $3.00 + 500,000 or more shares of Common Stock
                  Exchange(s)

TOTAL VOLUME:     1,000,000 shares at US stock exchange(s)

TIME FRAME:       Benchmark(s) to be fulfilled within 180 days after Listing -

Benchmarks "B": A Bonus Fee of 300,000 shares of Client's common stock is payable to Consultant when or if the share price of Client's common stock reaches or exceeds at any stock exchange US $5.00 or when or if the aggregate trading volume of Client's common stock at U.S. Stock exchanges(s) reaches or exceeds the entire sum of 1,500,000 shares. Summary of benchmarks:

SHARE PRICE:      US $5.00

TOTAL VOLUME:     1,500,000 shares at US stock exchange(s)

TIME FRAME:       Benchmark(s) to be fulfilled within 240 days after Listing
                  Approval

Benchmarks "C": A Bonus Fee of 300,000 shares of Client's common stock is payable to Consultant when or if the share price of Client's common stock reaches or exceeds at any stock exchange US $7.50 or when or if the aggregate trading volume of Client's common stock at U.S. Stock exchanges(s) reaches or exceeds the entire sum of 3,000,000. Summary of benchmarks:

SHARE PRICE:      US $7.50

TOTAL VOLUME:     3,000,000 shares at US Stock exchange(s)

TIME FRAME:       Benchmark(s) to be fulfilled within 360 days after Listing

The shares transferred under this paragraph C will be freely tradable, duly authorized, validly issued and outstanding, fully paid and non-assessable and will not be subject to any liens or encumbrances.

Client and Consultant agree to establish an escrow account with an Escrow Agent ("Escrow Agent"), to be identified, for compensation and delivery of payable Bonus Fee(s). (See Escrow Appointment and Leak Out Agreement) Upon completion of the Bonus Fee(s) payment(s) or expiration of the Agreement or earlier request of the Escrow Agent, Client shall reimburse the Escrow Agent for its fees and out-of-pocket expenses incurred in performance of its services hereunder. However, no such, reimbursement for fees, cost and expenses, indemnification for any damages incurred by the Escrow Agent, or any monies whatsoever shall be paid out of chargeable to the funds on deposit in the escrow account. Furthermore Client agrees to save harmless, indemnify and defend the Escrow Agent for, from and against any loss, damage, liability, judgment, cost and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as Escrow Agent under this Agreement.

C. Financing Fee: In the event and upon closing of an equity financing in which funding is provided by one or more investors, Consultant shall be paid an additional placement fee ("Finder's Fee" or "Cash Commission") as follows:

(a) Financing: $500K - $1M = 8% Cash Commission + that number of CTRX shares equaling 20% of the gross amount of financing, or $200,000 worth of CTRX stock valued at 80% of the 90 day trailing average price per share for shares to be registered. Restricted Shares shall be valued at 50% of the 90-day trailing average price per share.

(b) Financing: $1.01m - $5M = 6% Cash Commission + that number of CTRX shares equaling 20% of the gross amount of financing, or, up to $200,000 worth of shares valued at 80% of the 90 day trailing average price per share for shares to be registered. Restricted Shares shall be valued at 50% of the 90-day trailing average price per share.

(c) Financing: $5.01m or more = 4% Cash Commission + that number of CTRX shares equaling 20% of the gross amount of financing. Shares to be registered will be valued at 80% of the 90-day trailing average price per share. Restricted Shares shall be valued at 50% of the 90-day trailing average price per share.

(d) Debt Financing: Upon request by Client, Consultant will negotiate for debt financing for Client of up to $1,000,000 to be collateralized by CTRX treasury stock at terms agreeable to Client. Consultant to be paid 2% cash fee of gross financing facility plus that number of CTRX shares equaling 20% of the gross amount of financing, Free Trading Shares at 80% of the 90 day trailing average price per share. Restricted Shares valued at 50% of the 90-day trailing average price per share.

Any Finder's Fee or Cash Commission owed to Consultant under this paragraph shall be paid to Consultant promptly after closing of the respective financing.

D. Success Fee: Except as set forth differently in this Agreement, Client will pay a success fee of 8.0% to Consultant in connection with any acquisitions, projects, or any other findings or transactions involving products, commodities, services, currencies, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments hereof.

4. ESCROW APPOINTMENT AND LEAK OUT AGREEMENT

A. Escrow Agent will be Andrea Cataneo, Esq., with offices at 81 Meadowbrook Road, Randolph, NJ 07869.

B. A total of 1,000,000 Shares of CTRX Stock will be issued and placed into escrow account and released as bonus shares in accordance with the achievement of various Benchmarks. The Escrow Agent will have the authority from both client and consultant to release shares in accordance with outlined Benchmarks reached by Consultant. Confirmation of achieved Benchmarks shall come from various sources and must be provided to authorize the release of shares.

         (i) All stock purchased by consultants must be purchased on the U.S. Market (OTCBB), then electronically transferred to the German Exchange, so that tracking of purchased stock can be immediately identified by the removal of stock from U.S. Market i.e. D.T.C. Sheets.

         (ii) Any application to register new shares on U.S. Market through either attorney of record (Andrea Cataneo, Esq.) and/or stock transfer agent must be reported to all parties in order to maintain fair and accurate accounting records.

         (iii) Leak Out Agreement. The Escrow Agent will be provided with current daily D.T.C. Sheets, and weekly sheets in order to follow purchases and removal of stock from the US Exchanges, as well as weekly reports from the stock transfer agent and attorney with regard to any new registrations. As benchmarks are reached and bonus shares are distributed, Consultant agrees to a leak out no more than of 20% of the bonus shares per month.

5. INDEPENDENT CONTRACTOR. The parties agree that:

A. No relationship of employer and employee is intended or created by this Agreement. Consultant shall act as an independent contractor and shall have no claim under this Agreement or otherwise against CTRX. B. Consultant, as an independent contractor, is responsible for the payment of all federal, state, local and employment taxes that may arise because of monies or other benefits that it receives from CTRX under this Agreement.

6. TAX WITHHOLDING. In the event that it is finally determined by the proper tax authority that Consultant is not an independent contractor but an employee of CTRX, then Consultant shall have the right to deduct or withhold from the compensation due to Consultant hereunder any and all sums required for federal income, Social Security taxes and all state or local taxes now applicable or that may be enacted and become applicable in the future.

7. TRADE SECRETS. The parties acknowledge and agree that, during the term of this Agreement, and, in the course of the discharge of its duties hereunder, Consultant shall have access to and become acquainted with information concerning the operation of CTRX including, without limitation, financial, personnel, credit reports, customer names and addresses, economic data, sales and other information that is owned by CTRX and regularly used in the operation of CTRX's business, and, that such information shall be the exclusive property of CTRX and constitutes CTRXs trade secrets.

A. Consultant specifically agrees that it shall not misuse, misappropriate, or disclose any such trade secrets, directly or indirectly, to any person or use them in any way, either during the term of this Agreement or at any other time thereafter, except as is required in the course of its duties hereunder.

B. Consultant acknowledges and agrees that the sale or unauthorized use or disclosure of any of CTRX 's trade secrets, including information concerning CTRX's current or any future and proposed work, services, or products, the facts that any such work, services, or products are planned, under consideration, or in production, as well as any descriptions thereof, constitute unfair competition.

C. Consultant further agrees that all files, records, documents, drawings, specifications, equipment, and similar items relating to CTRX 's business, whether prepared by CTRX, Consultant or others, are and shall remain exclusively the property of CTRX and that they shall be removed from the premises of CTRX only with the express prior written consent of CTRX's Board of Directors.

D. On termination of this Agreement, Consultant shall not be entitled to keep or reproduce CTRX's records, files, documents, drawings, specifications, equipment, and similar items related to any customer.

8. TERMINATION OF CONTRACT. This Agreement may be terminated as follows:

A. On any specified agreed date, if CTRX and Consultant shall mutually agree in writing to terminate this Agreement.

B. Upon expiration of the term of this Agreement, provided either party gives prior written notice to the other party of that party's decision not to renew this Agreement.

C. With the exception of Paragraph 1A(iv) which shall survive Consultant and become part of his estate, immediately after Consultant has been unable or unwilling to perform his obligations as described in Paragraph 1A (i) and (ii);

D. Immediately on the filing of a petition in bankruptcy by CTRX.

E. Unless otherwise indicated by CTRX, immediately upon the adoption by CTRX of a plan to sell or change management of the business or terminate its business and liquidate its assets, or, if CTRX is ordered to be liquidated pursuant to a judicial proceeding.

F. Unless otherwise indicated by CTRX, immediately in the event of any merger or consolidation or transfer of assets. CTRX's rights, benefits, and obligations hereunder may not be assigned to the surviving or resulting corporation.

G. Immediately upon the insolvency of CTRX or Consultant.

H. Immediately if Consultant fails, refuses or neglects to perform faithfully or diligently the duties of the Agreement, or for any reason that is deemed to be for cause under Nevada law.

I. Immediately if CTRX or Consultant commits an act of dishonesty, fraud, material misrepresentation, or serious moral turpitude.

9. OBLIGATIONS AFTER TERMINATION. In the event of termination of this Agreement, CTRX shall be obligated only to pay for the compensation earned by Consultant prior to termination, specifically CTRX must honor paragraph 4A(iv) even in the event of early termination. Consultant shall remain obligated to CTRX to fulfill its remaining obligations under this Agreement notwithstanding the termination of this Agreement.

10. NON-CIRCUMVENTION: Client, intending to be legally bound, hereby irrevocably agrees not to circumvent, avoid, bypass, or obviate Consultant directly or indirectly, to avoid payments or fees, commissions, or any other form of compensations to Consultant in any transaction with any corporation, partnership, or individual, revealed by either party to the other, in connection with any projects, or currency exchanges, or any loans or collaterals, or any findings, or any financings, or any other transactions involving products, commodities, services, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments hereof.

11. EXCLUSIVITY: PERFORMANCE: CONFIDENTIALITY. The services of Consultant hereunder shall not be exclusive, and Consultant and its agents may perform similar or different services for other persons or entities whether or not they are competitors of Client. Consultant shall be required to expand only such time as is necessary to service Client in a commercially reasonable manner. Consultant acknowledges and agrees that confidential and valuable information proprietary to Client and obtained during its engagement by the Client, shall not be, directly or indirectly, disclosed without the prior express written consent of the Client, unless and until such information is otherwise known to the public generally or is not otherwise secret and confidential. All such confidential information provided not otherwise secret and confidential. All such confidential information provided to Consultant by Client shall be clearly and conspicuously marked with the work "Confidential." Consultant may disclose Client's confidential information pursuant to applicable law or regulations or by operation of law, provided that the Consultant may disclose only such information as is legally required.

12. INDEPENDENT CONTRACTOR. In its performance hereunder, Consultant and its agents shall be an independent contractor. Consultant shall complete the services required hereunder according to its own means and methods of work, shall be in the exclusive charge and control of Consultant and shall not be subject to the control or supervision of Client. Client acknowledges that nothing in this Agreement shall be construed to require Consultant to provide services to Client at any specific time, or in any specific place or manner, unless otherwise mutually agree.

13. INDEMNIFICATION. Client agrees to save harmless, indemnify and defend Consultant, its agents and employees from and against any cost, loss, damage, liability, judgment and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as Consultant under this Agreement. Furthermore Client hereby represents and warrants to Consultant that it is duly organized and in good standing under State Law and under Federal Law, is current in its filings and disclosures with the appropriate regulatory bodies and has all requisite power and authority to carry on business as now conducted and as contemplated herein.

14. ASSIGNMENT. No right or interest in this Agreement shall be assigned by either party without the written permission of the other party and no delegation of any obligation owed or of the performance of any obligation shall be made without the written permission of the parties. Any attempted assignment or delegation shall be wholly void and completely ineffective for all purposes unless made in conformity with this Agreement. Services performed by Consultant for CTRX and any revenues derived from same (as related specifically to CTRX) shall be considered the business and the income of CTRX.

15. SUCCESSORS AND ASSIGNS. Except as provided in the preceding paragraph, this Agreement shall inure to the benefit of and be binding upon the parties hereof, and each of their successors and assigns.

16. ENTIRE AGREEMENT. This writing is intended by the parties as a final statement of their Agreement, is intended also as a complete and exclusive statement of the terms of this, the sole and only, Agreement between them, correctly sets forth their obligations to each other as of this date and contains all of the covenants and agreements between the parties with respect to those services. No course of prior dealings between the parties and no usage of the trade shall be relevant to supplement or explain any term used in this Agreement. Acceptance or acquiescence in a course of performance rendered under this Agreement shall not be relevant to determine the meaning of this Agreement even though the accepting or acquiescing party has knowledge of the nature of the performance and opportunity for objection. Each party to this Agreement acknowledges that no representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, that are not embodied herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding.

17. MODIFICATION. This Agreement or any of its terms cannot be modified, changed, altered, appealed, discharged or terminated except by an instrument in writing (referring specifically to this Agreement) executed by the party against whom enforcement of any such modification is sought.

18. AMENDMENTS. The provisions of this Agreement may be waived, altered, amended, repealed, or otherwise changed, in whole or in part, only on the written consent of all the parties to this Agreement.

19. EFFECT OF WAIVER. Failure to insist on strict compliance with any of the terms, covenants, or conditions of this Agreement shall not be deemed a waiver of that term, covenant, or condition, nor shall any waiver or relinquishment of any right or power at any one time or times be deemed a waiver or relinquishment of the right or power for all or any other times. Except as otherwise provided herein, no claim of waiver, consent or acquiescence with respect to any provision of this Agreement shall be made against either party except on the basis of a written instrument executed by or on behalf of such party. Any party shall have the unilateral right by written instrument to waive any condition or extend the time for performance of any condition or act to be performed for its benefit or approval, and a waiver of any condition, right or remedy shall not be deemed a waiver of any other condition, right or remedy. The waiver by any party of the performance of any covenant, condition or promise shall not invalidate this Agreement nor shall it be considered a waiver by it of any other covenant, condition or promise. The exercise of any remedy provided in this Agreement shall not be a waiver of any consistent remedy provided by law, and the provision of this Agreement for any remedy shall not exclude other consistent remedies unless they are expressly excluded. The waiver of any breach of this Agreement by either party shall not constitute a continuing waiver or a waiver of any subsequent breach either of the same provision or any other provision of this Agreement.

20. CONSTRUCTION. This Agreement shall be construed as a whole and in accordance with its plain meaning. The organization of this Agreement is for convenience only and shall not be used in construing the meaning of the provisions of this Agreement.

21. SEVERABILITY AND INVALIDITY. It is intended that each provision of this Agreement shall be viewed as separate and divisible. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

22. HEADINGS AND TITLES. The title headings of the respective sections and paragraphs of this Agreement are inserted for convenience and ease of reference only and shall not be deemed to be part of this Agreement or do not define, limit, augment or describe the scope, content or intent of this Agreement or any part or parts of this Agreement.

23. DRAFTING PARTIES. Each party executing this Agreement agrees that it has fully participated in the drafting of this Agreement and that no party shall be deemed to be the drafting party of this Agreement.

24. GENDER. When the context in which the words are used in this Agreement indicates that such is the intent, the singular and plural number shall be deemed to include the other, and, the masculine, feminine and neuter genders shall be deemed to include the other.

 25. GOVERNING LAW. This Agreement has been executed in the place indicated below and shall be construed in accordance with, and governed by, the laws of the Nevada.

26. ARBITRATION OF DISPUTES. Any controversy or claim between the parties arising out of or relating to this Agreement, or the breach thereof, or any claim hereunder, shall be settled by arbitration in the County of Parris County, State of Texas, in accordance with the Rules of the American Arbitration Association, and judgment upon the award rendered in any state or federal court having jurisdiction thereof. The fee of the arbitrator or arbitrators shall be borne by the parties in accordance with the Rules of the

American Arbitration Association and, insofar as may be feasible, the parties shall designate an experienced arbitrator (or arbitrators) who is knowledgeable of the type contemplated by this Agreement. The parties agree that as between them, this arbitration provision shall not preclude either party from seeking provisional judicial remedies to preserve the status quo.

27. REMEDY FOR BREACH. If either party breaches any provision of this Agreement, the other party shall be entitled, if it so elects, to institute and prosecute proceedings to obtain damages for breach of this Agreement or for any other legal or equitable relief to which it may be entitled at law. It is further agreed that any breach or evasion of any of the terms of this contract by either party hereto will result in immediate and irreparable injury to the other party and will authorize recourse to injunction and/or specific performance, if appropriate, as well as to all other legal or equitable remedies to which such injured party may be entitled hereunder.

28. ATTORNEYS' FEES. If either party files any action or brings any proceeding against the other arising out of this Agreement, then the prevailing party shall be entitled to recover as an element of its costs of suit, and not as damages, reasonable attorneys' fees to be fixed by court. The "prevailing party" shall be the party who is entitled to recover its costs of suit, whether or not suit proceeds to final judgment. A party not entitled to recover its costs shall not recover attorneys' fees. No sum for attorneys' fees shall be counted in calculating the amount of a judgment for purposes of determining whether a party is entitled to its costs or attorneys' fees.

29. COUNTERPART EXECUTION. This Agreement may be executed in one or more counterparts, each of which shall be deemed and fully effective as an original and all of which together shall constitutes one and the same instrument.

30. FACSIMILE TRANSMISSION. In the event that any person utilizes a "facsimile" transmission, including but not limited to signed documents, the parties agree to accept the same as if they bore original signatures. The parties hereby agree to provide the other parties, within seventy-two (72) hours of transmission, such facsimile transmitted documents bearing the original signature, if any.

31. NOTICE. All notices, requests, demands, options and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service, if given personally, or by telephone, telegram, or electronic transmission to the President of the party to whom notice is being given, or, if served personally on the party to whom notice is to be given, or within seventy-two (72) hours after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid, and if properly addressed to the party, at its address set forth on the signature page of this Agreement or any other address that any party may designate by written notice to the others.

Notices to Consultant shall be given as follows:

                      INSERT ADDRESS OF CONSULTANT, PLEASE

Notices to CTRX shall be given as follows:

                  Mark Gifford, President
                  Concentrax, Inc., 2400 Augusta, Suite 425,
                  Houston, Texas 77057, or other such addresses as may be furnished to Consultant from time to time in writing.

32. TIME IS OF ESSENCE. Time is expressly declared to be the essence of this Agreement.

33. COSTS OF PERFORMANCE. Any party breaching this agreement shall bear and save the other party harmless from all costs and expenses required for securing any court orders, court decrees, court approvals, inheritance tax clearances, and estate tax clearances required to enable the non-breaching party to secure the required performance of the breaching party.

34. REPRESENTATIONS AND WARRANTIES. Each party to this Agreement hereby represents and warrants to the other parties to this Agreement as follows:

A. Each party believes the matter set forth in the Recitals to be true and correct;

B. Each party has received independent legal advice from its attorneys with respect to the advisability of entering into this Agreement;

C. Each party has carefully read this Agreement and understands this Agreement;

D. No party has previously assigned, encumbered, or in any manner transferred all or any portion of any claim or right that may be covered by this Agreement;

E. No representation, warranty, or promise not expressly set forth in this Agreement has been made by any party to this Agreement or by its agents, representatives, or attorneys with respect to the subject matter of this Agreement and no party has entered into this Agreement on the basis of any such representation, warranty, or promise; and F. This Agreement is not intended to be, and shall not be deemed or construed to be, an admission of liability by any party for any purpose.

35. MISCELLANEOUS. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision and no waiver shall constitute a continuing waiver. No waiver shall be binding unless executed in writing by the party making the waiver. No supplement, modification, or amendment of this Agreement shall be binding unless executed in writing by all parties. This Agreement constitutes the entire agreement between the parties and supersedes any prior agreements or negotiations. This agreement may, if required, be signed in counterparts, or by facsimile.


         IN WITNESS WHEREOF, the parties hereto have entered into this Agreement on the date first written above.

UNITED INVESTMENTS MANAGEMENT, INC.


Signature:
           -----------------------

Name:
           -----------------------

Title:
           -----------------------


CONCENTRAX, INC.

Signature:
           -----------------------

Name:
           -----------------------

Title:
           -----------------------


Share Price:
Total Volume:
Time Frame:
Approval

MARKETING AGREEMENT                                                            1
--------------------------------------------------------------------------------

                                                                   EXHIBIT 10.13

                               MARKETING AGREEMENT

This Marketing Agreement ("Agreement") is made by and among Concentrax, Inc., ("CTRX") a U.S. corporation with its principal place of business located in Texas, USA, and Channel Marketing Group, Inc., ("CMG"), a Delaware corporation with its principal place of business located in Houston, Texas, this 2nd day of January, 2003 ("Effective Date").

                                    RECITALS

1 CTRX is in the business of, inter alia, developing vehicle-monitoring services and technologies. CTRX's signature product, Track-Down, provides accurate, reliable, real-time data on asset use and location. Track-Down utilizes the advanced Global Positioning System to track vehicles and to communicate data to an automated central facility. Customers can then access the information 24 hours a day from their desktop using a secure Internet connection or from their cell phones to communicate to CTRX's Voice Command Center. 2 CMG is in the business of, inter alia, developing existing and establishing additional new sales and distribution networks, especially focusing on business customers in the following market segments: rental vehicles & equipment, service & sales fleet, commercial fleet, public private transit fleet and auto & equipment dealer.

3 CTRX desires to expand its marketing activities and the distribution of its products throughout the United States and Canada.

4 CMG desires to provide CTRX U.S sales and distribution channels for intensive marketing of CTRX's products through CMG's current and future sales networks to business customers in the U.S and Canada.

5 CTRX and CMG desire to enter into this Agreement in order to set forth their respective rights and obligations with respect to the distribution and marketing of CTRX's products in the U.S and Canada.


--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            2
--------------------------------------------------------------------------------


                                    AGREEMENT

CTRX and CMG (each a "Party" and collectively, the "Parties"), in consideration of the mutual promises contained herein, and intending to be legally bound, agree as follows.

                                    ARTICLE 1

                     APPOINTMENT AS MARKETING REPRESENTATIVE

(A) APPOINTMENT. CTRX hereby appoints CMG as a non-exclusive marketing representative of its Products, including but not limited to Track-Down, Voice Command Center, Patriot Track and any other current or potential or future CTRX application or device ("Products"), in the United States of America and Canada, ("Territory"), with the right to promote, distribute, market and sell Products in the Territory during the Term of this Agreement. Such appointment shall be effective on the Effective Date, and CMG hereby accepts such appointment as Marketing Representative.

(B) NO IMPLIED RIGHTS. CMG acknowledges that except as expressly provided herein, CMG shall not have or acquire by virtue of this Agreement any right, title, interest or license in, to or under any intellectual property rights, and in no event shall this Agreement be deemed to be a license or sublicense of any rights with respect to any patents or technical production information or any other intellectual property rights.

(C) RELATIONSHIP OF THE PARTIES. Nothing in this Agreement shall be deemed to create a partnership, joint venture or relationship of principal and agent between the Parties hereto. Nothing in this Agreement shall be deemed to authorize either Party hereto to make any representations or warranties on behalf of or otherwise to act for, represent or bind the other Party hereto or any of its respective affiliates in any manner whatsoever.

                                    ARTICLE 2

                                  FEES AND TERM

(A) COSTS. Except as set forth in this Agreement, each Party shall bear all of its respective costs in connection with its performance of the Agreement.

(B) JOINT MARKETING EFFORTS. The Parties will collaborate to identify the most efficient venues for their dedicated promotional spending and enhance the impact of their promotions in appropriate media. The Parties will be jointly responsible for preparing and executing an annual advertising and promotion plan for the Territory that allocates certain of the Parties' dedicated promotional spending. CMG will provide and regularly update a schedule (Exhibit "A") of prospective clients to CTRX. It is agreed by the parties that the scheduled list of clients will be considered a working list and or list of existing clients and that CTRX nor any other individual or entity will attempt to market CTRX products or services directly to the scheduled list of clients out side the terms of this Agreement.

(C) TAXES. The Parties shall each pay any sales, use or similar tax related to the Parties' performance of their obligations or exercise of their rights under this Agreement for which they are responsible.

(D) TERM. Both Parties agree that, for a period of ten (10) years following the Effective Date ("Term"), CMG will market and sale CTRX products and service on a Best Efforts basis and that CTRX shall retain all its rights to grant any other company or individual or organization or entity any license, right, option or similar permission with respect to the distribution or marketing of CTRX's products in the Territory. The provisions in this Agreement that, by their nature, are intended to survive the termination or the expiration of this Agreement will survive in accordance with their terms.


--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            3
--------------------------------------------------------------------------------


                                    ARTICLE 3

                               PRICING AND SUPPLY

(A) EXCLUSIVE SOURCE OF PRODUCTS. Subject to the exceptions in this Agreement, CTRX shall be the exclusive source of CTRX's Products for sale through CMG. CTRX will be responsible for manufacturing or purchasing directly from manufactures all Products to be sold by CMG. CTRX will use commercially reasonable efforts to
(i) maintain the level of products currently available, and (ii) ensure that the availability of Products covers any demand in the Territory.

(B) BRAND NAMES. CTRX does not grant, convey or assign any of its rights, titles and interests in and to assigned trademarks, together with the goodwill of the business symbolized by assigned trademarks.

(C) INVENTORY AND WAREHOUSING. CTRX will arrange for all sales in the Territory a sufficient inventory. CTRX's inventories and warehouses of Products to be provided for sale by CMG shall be maintained at facilities owned, controlled, or under contract to CTRX.

(D) PRICING. In the first five (5) years of the Term, CTRX shall make available and deliver its Products to CMG at a Resale Price ("Resale Price") of One Hundred And Twenty Five Percent (125%) of the Cost Basis ("Cost Basis") of the respective device or technology (e.g. currently the Cost Basis for a Track Down unit is US$280.00 and therefore the initial Resale Price for a Track Down unit shall be US$350.00 for CMG, or 25% in excess of the CTRX Cost Basis. As variable ancillary costs increase the Cost Basis, the Resale Price will be adjusted accordingly to maintain CMG's Resale Price at 125% of the Cost Basis). In the second five (5) years of the Term, CTRX shall make available and deliver its Products to CMG at a Resale Price ("Resale Price") of One Hundred And Twenty Percent (120%) of the Cost Basis of the respective device or technology. The underlying Cost Basis shall be reviewed and assessed by an independent auditor to be identified by both Parties.

(E) SALES FORECAST. Without constituting hereby any guarantee, warranty or any other form of legally binding forecasts, CMG's management conservatively estimates to generate total sales for Products in the Territory as follows (annualized sales based on Market Prices):

Financial Year 1 (e.g. 2003):               US$  1,000,000
Financial Year 2 (e.g. 2004):               US$  5,000,000
Financial Year 3 (e.g. 2005):               US$15,000,000

(F) BILLING. CTRX will be responsible for billing and collecting all amounts due from customers of Products. CTRX shall bear credit risk with respect to amounts where CTRX failed to collect amounts due from customers of Products. CTRX shall pay CMG, within twelve (12) business days, all those amounts charged to and paid by customer without reserve, offset or deduction all those amounts in excess of that amount due CTRX as set out in "Pricing Terms" (Article 3 paragraph (d) above.

(G) ORDER PROCESSING. CMG shall transmit business customers' orders to CTRX for further processing. Each order shall include:

     o    the customer's name (corporation or business entity):

     o    the contact person with his or her title;

     o    the recipient's name if different from the customer's name;


--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            4
--------------------------------------------------------------------------------


     o an itemized list of CTRX products with specific product numbers, product descriptions, requested features, warranties and representations and prices charged by CMG. Features may include Vehicle Locate with Live Track, Starter Disable, Unlock Doors, Geo Fence, etc. CTRX will provide sample order forms to assist CMG.

     o the customer's or recipient's special requests regarding shipping, delivery and/or installation;

     o the complete physical shipping address for deliveries, which address shall be a street address and not be a post office box or similar address;

     o    the customer's telephone number and facsimile number;

     o    the customer's email address;

(H) ACCEPTANCE OR REJECTION OF ORDERS. CTRX shall accept orders for shipment to addresses in the European Union and Switzerland that include the information required by Section (g) above and for which the related Product is available; provided that such orders to be shipped by courier are shipped on the customer's shipping account. CTRX reserves the right to reject all other orders.

(I) ORDER CONFIRMATION. Within 4 hours of CTRX's receipt of an order, CTRX shall confirm to CMG CTRX's receipt of such orders which confirmation shall state whether the order was accepted, rejected due to incomplete information, or rejected due to unavailable Products.

                                    ARTICLE 4

                   FULFILLMENT OF ACCEPTED ORDERS AND RETURNS

 (A) ASSEMBLY AND PACKAGING. CTRX shall assemble and package for shipping all accepted orders in accordance with procedures to be agreed between both Parties in a separate Order Fulfillment Agreement ("OFA") to be drafted and delivered to CMG by CTRX. Orders will be packaged under the "Concentrax" name and, whenever practicable, CTRX will package and ship different orders by same customers in a single order together.

(B) RISK OF LOSS. As between the Parties, title and risk of loss shall remain with CTRX until delivery by CTRX of the Product to the common carrier at the point of shipment.

(C) ORDER PRIORITY. All accepted orders, without limitation, shall be processed in accordance with the priority structure as set forth in the OFA.

(D) CUSTOMER SERVICE. CTRX shall provide to CMG order and shipping confirmations, order shipping tracking information as made available to CTRX by the common carrier, and such other order information that is commercially reasonably available to CTRX and reasonably necessary for CMG's customer service. CTRX shall provide the Parties shall mutually agree upon such customer service to CMG as. Additionally, CTRX shall use commercially reasonable efforts to satisfy high service level standards with regard to fulfillment and customer services.

                                    ARTICLE 5

                                 CONFIDENTIALITY

The Parties acknowledge and agree that confidential and valuable information proprietary to either one Party and obtained during its business relationship with either one Party, shall not be, directly or indirectly, disclosed without the prior express written consent of the other


--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            5
--------------------------------------------------------------------------------


Party, unless and until such information is otherwise known to the public generally or is not otherwise secret and confidential. All such confidential information provided to either one Party by the other shall be clearly and conspicuously marked with the word "Confidential."

                                    ARTICLE 6

                                 NO TERMINATION

Each Party acknowledges and agrees that its remedy for breach by the other Party of any provision hereof shall be, subject to the requirements of Article 6, to bring a claim to recover damages subject to the limits set forth in this Agreement and to seek any other appropriate equitable relief, other than termination of this Agreement. For the avoidance of doubt, the Parties intend that this Agreement continue in perpetuity.

                                    ARTICLE 7

                               DISPUTE RESOLUTION

Resolution of any and all Disputes ("Dispute" or "Disputes") arising from or in connection with this Agreement shall be exclusively governed by and settled in accordance with the provisions of this Article.

(A) NEGOTIATIONS. The Parties shall make a good faith attempt to resolve any Dispute arising out of or relating to this Agreement through informal negotiation between appropriate representatives from each of the Parties. If at any time either Party feels that such negotiations are not leading to a resolution of the Dispute, such Party may send a notice to the other Party describing the Dispute and requesting a meeting of the senior executives from each Party. Within ten (10) business days after such notice of a Dispute is given, each Party shall select appropriate senior executives (e.g., director or V.P. level) of each Party who shall have the authority to resolve the matter and shall meet to attempt in good faith to negotiate a resolution of the Dispute prior to pursuing other available remedies. During the course of negotiations under this section, all reasonable requests made by one Party to the other for information, including requests for copies of relevant documents, will be honored. The specific format for such negotiations will be left to the discretion of the designated negotiating senior executives but may include the preparation of agreed upon statements of fact or written statements of position furnished to the other Party. In the event that any Dispute arising out of or related to this Agreement is not settled by the Parties within thirty (30) days after the first meeting of the negotiating senior executives, either Party may commence litigation with respect to the Dispute. However, except as provided below, neither Party shall commence litigation against the other to resolve the Dispute (i) until the Parties try in good faith to settle the Dispute by negotiation for at least thirty (30) days after the first meeting of the negotiating senior executives or (ii) until forty (40) days after notice of a Dispute is given by either Party to the other Party, whichever occurs first.

(B) ARBITRATION. CMG and CTRX hereby agree to bring any matter not resolved in good faith negotiations before an arbitrator in the State of Texas. The parties shall select an arbitrator from a list provided by the American Arbitration Association.

(C) PROCEEDINGS. Any Dispute regarding the following is not required to be negotiated or resolved in arbitration prior to seeking relief from a court of competent jurisdiction: breach of any obligation of confidentiality; infringement, misappropriation, or misuse of any intellectual property right; or any other claim where interim relief from the court is sought to prevent



--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            6
--------------------------------------------------------------------------------


serious and irreparable injury to a Party. However, the Parties shall make a good faith effort to negotiate or arbitrate such Dispute, according to this Article, while such court action is pending.

(D) CONTINUITY OF SERVICES AND PERFORMANCE. Unless otherwise agreed in writing, the Parties will continue to provide service and honor all other commitments under this Agreement and each ancillary agreement during the course of dispute resolution pursuant to the provisions of this Article with respect to all matters not subject to such dispute, controversy or claim.

                                    ARTICLE 8

                                 INDEMNIFICATION

CTRX agrees to save harmless, indemnify and defend CMG, its agents and employees from and against any cost, loss, damage, liability, judgment and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement. CMG agrees to save harmless, indemnify and defend CTRX, its agents and employees from and against any cost, loss, damage, liability, judgment and expense whatsoever, including attorney's fees, suffered or incurred by it by reason of, or on account of, any misrepresentation made to it or its status or activities as distributor under this Agreement.

                                    ARTICLE 9

                         REPRESENTATIONS AND WARRANTIES

Each Party represents and warrants that as of the Effective Date it has the full legal right, power and authority to enter into and perform this Agreement. Furthermore CTRX hereby represents and warrants to CMG that it is duly organized and in good standing under Nevada State Law and under U.S. Federal Law, is current in its filings and disclosures with the appropriate regulatory bodies and has all requisite power and authority to carry on business as now conducted and as contemplated herein.

                                   ARTICLE 10

                                   ASSIGNMENT

The parties' interest in this Agreement may not be assigned in whole or in part without the prior consent of the other party to this Agreement. Any assignment in whole or in part by CMG or delegation of its rights or obligations under this Agreement will be subject to and bound by all provisions, terms and conditions of this Agreement and made in conformity with this Agreement.

                                   ARTICLE 11

                            MISCELLANEOUS PROVISIONS

(A) NON-CIRCUMVENTION. CTRX, intending to be legally bound, hereby irrevocably agrees not to circumvent, avoid, bypass, or obviate CMG, directly or indirectly, to avoid payments or fees, commissions, or any other form of compensations to CMG in any transaction with any corporation, partnership, or individual, revealed by either party to the other, in connection with any projects, or currency exchanges, or any loans or collateral's, or any findings, or any financing's, or any other transactions involving products, commodities, services, additions, renewals, extensions, rollovers, amendments, new contracts, re-negotiations, parallel contracts or agreements or third party assignments hereof.

(B) ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the Parties with respect to the subject matter hereof and shall supersede all prior written and oral


--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL

MARKETING AGREEMENT                                                            7
--------------------------------------------------------------------------------


and all contemporaneous oral agreements and understandings with respect to the subject matter hereof. This Agreement shall prevail in the event of any conflicting terms or legends that may appear.

(C) CONFLICTING AGREEMENTS. In the event of a conflict between this Agreement and any future agreements executed in connection herewith, the provisions of this Agreement shall generally prevail.

(D) NOTICES. Any notice, demand, offer, request or other communication of any kind whatsoever to be given under this Agreement shall be in writing and shall be delivered by hand, e-mail or by fax to the Parties at:

CONCENTRAX, INC.
2400 AUGUSTA PLACE SUITE 425
HOUSTON, TX 77057
PHONE: (713) 691-8395
TOLL FREE: (888) 340-9715

CHANNEL MARKETING GROUP, INC.
JOHN CHRISTENSEN, PRESIDENT
6610 STEWART ROAD
GALVESTON, TEXAS  77551
(409) 739-2862

(E) GOVERNING LAW. This Agreement shall be governed by the federal laws of the U.S. applicable therein, and the Parties hereby attorn to the of U.S. federal courts.

(F) EXECUTION. This Agreement may be signed by fax and in counterpart.

IN WITNESS WHEREOF, the Parties have hereunto set their hands and seals effective as of the Effective Date first above written.


SIGNED, SEALED AND DELIVERED BY:            SIGNED, SEALED AND DELIVERED BY:
CONCENTRAX, INC.                            CHANNEL MARKETING GROUP INC.



-----------------------------------         ------------------------------------
Mark Gifford, President                     John Christensen, President




--------------------------------------------------------------------------------
                              STRICTLY CONFIDENTIAL