Form 10KSB/A
period 2002-12-31
CONCENTRAX INC
filed 2003-04-16
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Two current reports were filed on Form 8-K throughout the year, one on September 13, 2002 (amended on September 30, 2002) and the second on November 19, 2002. A Plan and Agreement of Reorganization and short-form merger documents were filed in the initial 8-K and amendment made thereto. On November 14, 2002, Articles of Merger were abandoned in accordance with Texas and Nevada state laws, and the required documents were filed in the Texas and Nevada Secretary of States offices. Essentially, we entered into an acquisition of Pangea Design, a sole proprietorship. After further negotiations, we determined that it was in our best interests to acquire only the assets of Pangea Design. In September 2002, Concentrax issued 200,000 shares for assets valued at $100,000 and recorded $300,000 as compensation expense.


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



Dated:                   April 14, 2003                                By:  /s/    Mark Gifford
                                                                            ------------------------------
                                                                            Mark Gifford
                                                                            President, Chairman of the Board



Dated:                   April 14, 2003                                By: /s/  Paul Smith
                                                                           ------------------------------
                                                                            Paul Smith
                                                                           CFO, Treasurer and Director




                                                                            /s/ Robert Michael Looney
Dated:                   April 14, 2003                                By:  ____________________

                                                                            Robert Michael Looney
                                                                                Secretary, Director


                                                                           /s/   Jeremy Wessels,
Dated:                   April 14, 2003                                By:  ____________________

                                                                            Jeremy Wessels,
                                                                            CTO and Director




                                                                            /s/ E. Terry Jaramillo,
Dated:                   April 14, 2003                                By:  _______________________
                                                                            E. Terry Jaramillo,
                                                                            Director



                                                                            /s/  Carlos Gonzalez,
Dated:                   April 14, 2003                                By:  ____________________

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