Form 10-Q
period 2003-03-31
CONCENTRAX INC
filed 2003-05-14
CIK 1136917

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 12B-25

                          SEC FILE NUMBER: 0 27987

                         CUSIP NUMBER:  20589X 10 4

                          NOTIFICATION OF LATE FILING

(Check One):
[ ] Form 10-K [ ]Form 20-F []Form 11-K [x]Form 10-Q []Form NSAR

For Period Ended:  March 31, 2003

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

                    PART I -- REGISTRANT INFORMATION

                  Full Name of Registrant: Concentrax, Inc.

Address of Principal Executive Office:  24 Augusta Place, Ste. 425 Houston,
Texas   77057

                    PART II -- RULES 12B-25(B) AND (C)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)[x]

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date;

or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth day. [X]

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                            PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

The Issuer lacked certain financial data and other information required to complete the filing, and such data and information could not have been made available without unreasonable effort and expense.

                         PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Andrea Cataneo, Esq. (973) 442-9944
 (Name) (Phone number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). Yes

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Concentrax, Inc.
(Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date May 14, 2003


By:  /s/ Mark Gifford
Mark Gifford, President

            CERTIFICATION  PURSUANT  TO RULE  13a-14  AND  15d-14
         UNDER  THE  SECURITIES  EXCHANGE  ACT  OF  1934,  AS  AMENDED


     I, Dr. Jan Stahl, Chief Executive Officer of APO Health, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10 Q of APO
Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation ate"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

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


Dated:  May 14, 2003                   By: /s/  Dr. Jan Stahl
                                       Dr. Jan Stahl
                                       Chief Executive Officer and Director

           CERTIFICATION  PURSUANT  TO RULE  13a-14  AND  15d-14
       UNDER  THE  SECURITIES  EXCHANGE  ACT  OF  1934,  AS  AMENDED


     I, Dr. Peter Steil, Chief Financial Officer of APO Health, Inc., certify that:

1. I have reviewed this annual report on Form 10 Q of APO Health, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

1. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the
"Evaluation ate"); and

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003                   By: /s/  Peter Steil
                                       Peter Steil
                                       Chief Financial Officer and Director