Form 10QSB
period 2003-03-31
CONCENTRAX INC
filed 2003-05-20
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-32459


                                 CONCENTRAX,INC.
        (Exact name of small business issuer as specified in its charter)

                                Nevada 65-0887846
                                -----------------
                (State or other jurisdiction of incorporation or
                 organization)(IRS Employer Identification No.)


               2400 Augusta Place, Suite 425 Houston, Texas 77057
               --------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [ ] No [ ]

As of March 31, 2003, 17,038,831 shares of Common Stock of the issuer were outstanding.

                                CONCENTRACX, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.         Financial Statements                                                                               3

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations              7

                                     PART II

Item 1.         Legal Proceedings                                                                                  8

Item 6.         Exhibits and Reports on Form 8-K                                                                   9

                Signatures                                                                                     10-14


PART I.  FINANCIAL INFORMATION

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



                                     ASSETS
Current assets
  Cash                                                                $   267,634
  Advances                                                                  2,202
  Prepaid expenses                                                         37,695
  Inventory                                                                   446
                                                                      -----------
                                                                          307,977

Property and equipment, net                                               276,563
Patents                                                                    20,831
Investment                                                                125,000
                                                                      -----------

                                                                      $   730,371
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payable                                                     $     6,838
  Accrued expenses                                                         11,910
                                                                      -----------
    Total current liabilities                                              18,748
                                                                      -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,038,831 shares issued and outstanding                   17,039
  Additional paid in capital                                            3,121,078
  Deficit accumulated during the development stage                     (2,426,494)
                                                                      -----------
    Total Stockholders' Equity                                            711,623
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   730,371
                                                                      ===========

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Inception through
                                                Three Months Ended                     March 31,
                                                     March 31,
                                       ---------------------------------------    -------------------
                                             2003                  2002                  2003
                                       ------------------    -----------------    -------------------
Revenues                               $             149     $             -      $           5,819
Cost of goods sold                                10,547                   -                 14,937
                                       -----------------     ---------------      -----------------
Gross margin (loss)                              (10,398)                  -                 (9,118)
                                       -----------------     ---------------      -----------------

Operating Expenses:
  General and administrative                     213,097              39,473              1,128,005
  Salaries                                       106,201              27,000                752,009
  Professional fees                              191,779              10,063                447,790
  Research and development                             -               4,826                 47,487
  Depreciation                                    15,359                 478                 44,168
                                       -----------------     ---------------      -----------------
                                                 526,436              81,840              2,419,459
                                       -----------------     ---------------      -----------------

Loss from operations                            (536,834)            (81,840)            (2,428,577)

Interest income                                      186                  66                  2,083

Net loss                               $        (536,648)    $       (81,774)           $(2,426,494)
                                       =================     ===============            ===========

Net loss per share:
  Basic and diluted                    $        (0.03)       $        (0.01)
                                       ==============        ==============

Weighted average shares
  outstanding:
    Basic and diluted                         16,104,811          10,527,700
                                       =================     ===============

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                     Inception through
                                                                     Three Months Ended                   March 31,
                                                                         March 31,
                                                           -------------------------------------    -------------------
                                                                 2003                 2002                 2003
                                                           -----------------     ---------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $        (536,648)    $       (81,774)   $      (2,426,494)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation                                                      15,359                478                44,935
    Impairment                                                             -                  -                 1,933
    Common stock for services                                        308,675             20,800             1,254,552

Changes in current assets and liabilities:
    Advances                                                              48             (1,000)               (2,202)
    Inventory                                                              -                  -                  (446)
    Prepaid expenses                                                   5,323                  -               (37,695)
    Accounts payable                                                  (3,557)             1,148                 6,838
    Accrued expenses                                                 (11,384)              1,693               11,910
                                                           -----------------     ---------------    -----------------

NET CASH USED IN OPERATING
  ACTIVITIES                                                        (222,184)            (59,803)          (1,146,669)
                                                           -----------------     ---------------    -----------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
                                                           -----------------     --------------
    Capital expenditures                                             (22,055)              (430)             (143,798)
                                                           -----------------     --------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                           -----------------     --------------
  Issuance of common stock, net                                      234,202             89,207             1,558,101
                                                           -----------------     --------------     -----------------

NET CHANGE IN CASH                                                   (10,037)            28,974               267,634
  Cash, beg. of period                                               277,671             49,975                     -
                                                           -----------------     --------------     -----------------
  Cash, end of period                                      $         267,634     $       78,949     $         267,634
                                                           =================     ==============     =================

Supplemental information:
  Income taxes paid                                        $               -     $            -     $               -
  Interest paid                                            $               -     $            -     $               -

Non-cash Transactions:
  Issuance of common stock for
    assets                                                 $         125,000     $            -     $         375,010

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

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

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2002 included in the Company's Form 10-KSB.

Note 2 - Investments

Concentrax holds a minority equity investment in a company having operations or technology in areas within Concentrax's strategic focus. Concentrax applies the equity method of accounting for the minority investment since they have the ability to exert significant influence over the operating and financial policies of the investee. Declines in value that are judged to be other than temporary are reported in other income and expense.

In January 2003, Concentrax signed an Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE"), an entity in formed by individuals that had distribution networks in the European countries that wish to sell and distribute our products in logical markets. In connection with the appointment as our European distributor hereunder, CE had agreed to pay a one-time nonrefundable franchise fee of $1,000,000 U.S. Dollars, representing the full, final and complete consideration payable by CE to CTRX in consideration for the distribution rights granted in the Agreement.

Subject to a separate Stock Purchase Agreement, we agreed to issue up to 3,000,000 shares of common stock. As of March 31, 2003, Concentrax issued 250,000 shares of common stock. As of March 31, 2003, 2,500,000 shares were held in escrow.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Concentrax, Inc. (the "Company") is engaged in providing monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained transceiver unit that can be installed in vehicles and essentially any movable equipment that has a battery. Track-Down provides a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery. The Company has also begun to market its monitoring facilities and tracking software to other established tracking companies that currently utilize reporting software provided by third-party interests. Management expects this to generate an additional revenue stream.

RESULTS OF OPERATIONS

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

Three Months Ended March 31, 2003, compared to the Three Months Ended March 31, 2002.

Operating expenses for the three months ended March 31, 2003 increased to $526,426 from $81,840 in the corresponding period in 2002. This increase is attributable to numerous factors, including an increase of $181,716 in professional fees and an increase of $79,201 in salaries. In the quarter ended March 31, 2003, we had six employees, as opposed to the two employees we had during the quarter ended March 31, 2002, and we paid related payroll taxes and general and administrative costs. Included in the professional fees this quarter are legal fees, accounting fees and investor relations fees. The increase is also attributable to Common Stock issued as partial compensation to consultants and professionals, legal and accounting fees, public relation fees and sales and marketing fees.

Our net loss for the three months ended March 31, 2003 increased by $454,874 from the corresponding period of the prior year, which increase is attributable to our increase in operating expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2003, cash used in operating activities totaled $222,184 as compared to cash used in operating activities of $59,803 in the prior period.

Cash provided by financing activities was $234,202 less costs from a private placement. The Company received $89,207 from the sale of its stock for the corresponding period in the prior year. We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through 2003. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.


ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Messrs. Mark Gifford and Paul Smith, President and Chief Financial Officer of the Company respectively, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Messrs Gifford and Smith concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below we are not engaged in any pending legal proceedings. We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.

The law firm of Hinton, Sussman, Bailey, and Davidson, and Mr. Edward D. Urquhart are currently representing the Company and Mark Gifford in a matter involving an inquiry and investigation by the Securities and Exchange Commission of the validity of certain press releases made by the Company. The matter will come before the United States District Court for the Southern District of Texas Houston Division court on the application of the SEC by consent of Defendants Concentrax, Inc., and Mark Gifford for issuance of a Final Judgment and Order of Permanent Injunction and Other Relief as to Defendants Concentrax, Inc. and Mark Gifford providing the relief set out in the proposed Final Judgment. On May 15, 2003, counsel received confirmation that the Securities and Exchange Commission approved the proposed Final Judgment. The Civil Docket number is A 03-CV-1639, and a release will be posted within the next 30 days on the SEC website: http//:www.sec.gov.

On or about February 22, 2003, the Company was served with a summons and complaint, Case Number 2003L000099, in the US Circuit court of the Eighteenth Judicial Circuit, from Samuel Lorenzo, a resident of Illinois that was a recipient of a fax solicitation he believed was from Concentrax, Inc. The Company is being represented by Block & Landsman in Chicago, and that firm will be filing a Motion to Dismiss in the next 20 days.

Callahan Roach Products and Publications named Concentrax, Inc. as a party defendant in its matter entitled Callahan Roach Products and Publications, LTD, and Andrew J. Kelly, Plaintiffs vs. Minolta Business Solutions, Inc. Pangea Design, Inc., and Concentrax, Inc., d/b/a Texas Concentrax, Inc., in the 96th Judicial district court of Tarrant County, Texas, Cause No.096-196397. Concentrax, Inc. was improperly named as a party defendant, and on May 9, 2003, after being presented with a legal brief that was to be submitted to the Court on behalf of Concentrax, Plaintiff dismissed this action on May 9, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) 99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-- Chief Executive Officer (filed herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 --Chief Financial Officer (filed herewith).


b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                CONCENTRAX, INC.


Date: May 15, 2003

By:_________________________
                                                                /s/ Mark Gifford
                                                                    President