Form 10QSB/A
period 2003-03-31
CONCENTRAX INC
filed 2003-05-20
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

                                CONCENTRAX, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.         Financial Statements                                                                               3

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations              7

                                     PART II

Item 1.         Legal Proceedings                                                                                  8

Item 2.         Changes in Securities                                                                              8

Item 6.         Exhibits and Reports on Form 8-K                                                                  10

                Signatures                                                                                        10


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

Item 2.  Changes in Securities

In a Regulation D, Rule 506 offering made that closed in the fourth quarter of 2002, the Company sold a total of 1,405,800 shares to 61 investors for total proceeds of $702,900. That issuance was considered exempt by reason of Rule 506 promulgated under Regulation D of the Securities Act of 1933, and Section 4(2) of the Act. Additionally, 180,000shares were issued to introducers and consultants for various services including legal, advisory and professional consulting services, with all such issuances being exempt from registration by reason of Section 4(2) of the Securities Act of 1933. Although the proceeds were booked by the Company upon deposit during the fourth quarter of 2002, certificates were not physically issued to investors until January of 2003.

In January 2003, Concentrax signed an Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE"), an entity in formed by individuals that had distribution networks in the European countries that wish to sell and distribute our products in logical markets. In connection with the appointment as our European distributor hereunder, CE had agreed to pay a one-time nonrefundable franchise fee of $1,000,000 U.S. Dollars, representing the full, final and complete consideration payable by CE to CTRX in consideration for the distribution rights granted in the Agreement. Subject to a separate Stock Purchase Agreement, we agreed to issue up to 3,000,000 shares of common stock. As of March 31, 2003, Concentrax issued 250,000 shares of common stock. As of March 31, 2003, 2,500,000 shares were held in escrow. This issuance was considered exempt by reason of Section 4(2) of the Securities Act of 1933.

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