Form 10KSB/A
period 2002-12-31
CONCENTRAX INC
filed 2003-06-10
CIK 1136917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 2
                                   FORM 10-KSB/A

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

The aggregate market value of the Common Stock of the Registrant held by NON-AFFILIATES of the Registrant on March 31, 2003, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $8,477,383.

Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, March 31, 2003, as required by Regulation S-B. As of the date of this Annual Report, the number of shares of the Registrant's Common Stock outstanding as of March 31, 2003 is 16,573,750 shares. As of that date, the Company had 262 shareholders of record. This total does not include 2,500,000 shares that were issued to Concentrax Europe, GMBH, ("CE") which issuance went directly into an Escrow Account, and will not be released until CE meets specific performance criteria.


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


During 2002, we established a fully operational Central Server and Control Facility, (CSCF), in our offices in Houston, Texas through which all unit communications will be routed to customer tracking installations. As a result, the Company anticipates hiring additional Customer Service persons as well as a full-time person to oversee installation of the Trackdown(R) VLUs in customer vehicles by contract installers nationwide.

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

We have entered into an OEM (Original Equipment Manufacture) Agreement with Satronics, Inc, which is located in Ventura, California. <At this time, Satronics has provided us with production ready Locator Units built to our specification. At this time, Satronics has provided us with production ready Locator Units.

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

In addition, we have invested in a European company, Concentrax Europe, GMBH, which will market and distribute our products and services throughout Europe.


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

OnStar, General Motors. OnStar offers a navigational system with an on-board screen that is sold through GM new car dealers. There are no heavy equipment applications. It is costly, not programmable and there is not Internet interaction.

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

NUMBER OF EMPLOYEES

At the present time, the Company has six employees: Mark Gifford, President and CEO; Paul Smith, Treasurer and CFO; Jeremy Wessels, Chief Technical Officer; Josh Choi, Art Director; Edward Wadsworth, Lead Software Developer, a - and a temporary employee who serves as a receptionist and administrative office assistant. We have additionally retained the services of non-employee sales consultants through Dan Harms & Associates and Channel Marketing Group who are compensated on a commission basis. Additional sales consultants will be compensated similarly. We then plan to hire a Sales and Marketing Manager to oversee the sales consultants. The Company anticipates hiring one or two technical support persons to oversee the CSCF, depending upon demand and the hours of service. We do not anticipate that we will require any monitoring persons as the system we have is fully automated. The following table illustrates the number of employees we plan to have in total over the next 12 months. Any fractional reference below refer to individuals that split, or will split, their time between two functions.


Department/Job Function            Number of Employees
-----------------------            -------------------
Executives                            3  (current)
Software Development                  2  (current)
Technical Support                     2  (future)
Customer Support                      3  (1/2 current 2 1/2 future)
Secretary/Receptionist                1  (1/2 current 1/2 future)
Sales Management                      1  (future)
                                     ---
Total                                12


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

On January 31, 2001, we signed a Section 351 Contribution Agreement with nine
(9) Investors and former shareholders of American Tracking Service, Inc., a Texas corporation that was voluntarily dissolved in December of 2000. As a result of that dissolution, each of the nine investors and former shareholders had an undivided interest in and to the business products and inventions of American Tracking Service, Inc. Pursuant to the 351 Contribution Agreement, all nine investors and shareholders contributed their undivided interests to the Company, which we re-domesticated in Nevada, and in exchange, the nine investors and former American Tracking Service shareholders received a total of 6,000,000 shares of Common Stock of the Company. None of the investors and former shareholders of American Tracking Service, Inc. were affiliated with the Company prior to this agreement. After the agreement was executed, we amended our Articles of Incorporation and changed our corporate name to Concentrax, Inc.

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


ITEM 2. PROPERTY

We currently maintain our principal office at 2400 Augusta Place, Houston, Texas 77057. Our telephone number is (888) 340-9715; and facsimile number is (713)

691-8398. We hold a 5-year lease with Matrix Group, Inc. Management, with three years currently remaining. Our lease amount is $3,530 monthly plus an assessment for general repairs, or approximately $43,200 annually. The square footage of the office is approximately 3200 square feet. The building in which we lease our space has over 300 parking spaces.

PATENT APPLICATION

We have submitted a patent application to the United States Patent and Trademark Office for the "Self Monitoring Vehicle Alert and Tracking Device System and Associated Methods", and have received application serial number 10/214991. Upon entering into contracts with third parties, we have been asking that such parties sign a non-disclosure document to give us some protection against reverse-engineering and/or other infringement of our property. This application, initially filed by Mr. Gifford, was assigned to Concentrax, Inc. commensurate with our 351 Contribution Agreement.


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

Callahan Roach Products and Publications named Concentrax, Inc. as a party defendant in its matter entitled Callahan Roach Products and Publications, LTD, and Andrew J. Kelly, Plaintiffs vs. Minolta Business Solutions, Inc. Pangea Design, Inc., and Concentrax, Inc., d/b/a Texas Concentrax, Inc., in the 96th Judicial district court of Tarrant County, Texas, Cause No.096-196397. Plaintiff's attorneys made an assumption that Concentrax, Inc. was affiliated with Pangea Design, Inc.,, Inc. at the time it entered into a contract with Pangea Design, Inc. in July of 2001. Concentrax will represent that during that time, it had no relationship with Pangea Design, Inc.,, Inc. in its Motion to Dismiss. The damages are diminimus, and Management and counsel believe the Company will prevail, and the matter will be dismissed.


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

On December 9, 2002, trading resumed on the NQB Pinksheets. Upon the approval from the SEC of the Stipulation and Settlement, we will submit the proper documents to the NASD, through a market maker, to become re-listed on the Bulletin Board.

Citadel Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on October 12, 2001. The range of our prices since the commencement of trading was:

Fiscal 2002                High             Low

March 31, 2002             $0.79            $0.16
June 30, 2002              $0.61            $0.38
September 30, 2002         $1.69            $1.00
December 31, 2002          $2.32            $0.78

Fiscal 2001                High             Low

December 31, 2001          $3.00            $0.15

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

CAPITAL STRUCTURE OF THE COMPANY

Our capital structure consists of shares of Preferred Stock and Common Stock, both having a par value of $.001 per share. The authorized classes, and the amount or number of each which are authorized and outstanding as of the date of this Annual Report, are as follows:

                                     AUTHORIZED              OUTSTANDING
                                     ----------              -----------
Preferred Stock                       10,000,000                   -0-
Common Stock                         100,000,000               -16,573,750

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

COMMON STOCK

The authorized common equity of the Company consists of 100,000,000 shares of Common Stock, with a $.001 par value, of which -16,573,750 shares of Common Stock are issued and outstanding. Shareholders (i) have general ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to shareholders upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings.

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

We have just begun to earn revenues, and are in the process of formalizing contracts with entities in various industries. For the next twelve months, we may experience fluctuations in operating results due to a variety of factors including, but not limited to, market acceptance of our products and services, our ability to acquire and deliver high quality products at a price lower than currently available to consumers, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract customers at a steady rate and maintain customer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to our industry.

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


Revenues

We have generated $5,650 in net operating revenues from sales from our inception. This represents payment for the full portion of a 10 Unit order.

Costs and Expenses

We have incurred losses of $1,445,445 during this period, compared with $386,853 for the year ended December 31, 2001. The current expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, as well as our acquisition of software and assets and assets of Pangea Design, Inc.,, Inc. The increase in loss is attributable to our acquisitions, salaries to our new technical team of three employees and an increase in R&D, professional fees, and general and administrative costs.


Liquidity and Capital Resources

As of December 31, 2002, we had an accumulated deficit for the year of $1,455,869 from operating activities. Cash flows used in investing activities was $107,034 during the period January 1, 2002 through December 31, 2002. We met our cash requirements during this period through two private placements of our Common Stock and the sale of Units (Common Stock and Common Stock Purchase Warrants) for total combined proceeds of $928,889.00. $257,375 has been raised from our March 2003 Private Offering, and we anticipate securing an additional $500,000 from that offering over the next few months. Additionally, our Distribution and Franchise Agreements of January 2003 are expected to generate cash flows from revenues as well as from franchise fees.

We believe that our existing capital resources, combined with our closely-targeted sales program and our efforts to develop new revenue-generating applications for our programmable tracking units, will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, if we are not successful in generating sufficient liquidity from operations or raising sufficient capital resources on terms acceptable to us, this could have an adverse material effect on our business, resulting in poor operations liquidity and in general, weakening our financial condition.


Product Research and Development

We do not currently anticipate performing research and development for additional products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, physical plant or equipment during the next twelve months. Our VLU's have gone through extensive internal testing and continue to be tested in various fields enabling us to continually improve upon our technology. We do not anticipate the acquisition of any significant property, physical plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

In September of 2002, we initially entered into an acquisition agreement with Pangea Design, Inc., a Texas corporation. After further consideration, Concentrax determined that its interests were best served by the acquisition of only the assets of Pangea Design, Inc., and abandoned the merger by terminating it in accordance with its agreement in the states of Nevada and Texas. In September 2002, we issued 200,000 shares for the assets of Pangea Design, Inc., which were valued at $100,000, and recorded $300,000 as compensation expense.

In February 14, 2002, Concentrax, Inc. entered into a Joint Operations Agreement with Texoga HSE wherein the two companies agreed to build a Demonstration Command Center. The center has been designed to provide vehicle and equipment tracking hardware and monitoring services to local, state and federal government agencies, and is responsive to the recently enacted Patriot Anti-Terrorist Act (also known as the E911 Initiative). Concentrax and Texoga wished to combine their technical, marketing, administrative and management efforts in this project in order to provide emergency vehicle tracking services to local, state and federal government agencies. Essentially, the center will allow municipalities to know the exact location of emergency vehicles and hazardous materials, thereby enabling them to respond more quickly to a terrorist attack or other crises. The initial center, to be based in Houston, will combine a unique, highly detailed, and continually updated, street-mapping database with real-time satellite tracking capabilities. Once fully implemented, cities that participate in this program will be able to instantly locate first-response assets, which include emergency, police, rescue, and firefighting vehicles, and then be in a position to deploy them quickly to an incident site. Additionally, the database will include a full range of relevant information about all hazardous materials in the area. This will help assure that federal, state, and local first responder teams can react quickly and safely in the event that these materials and their locations are part of an emergency incident. Houston was chosen for the demonstration command center because it has the largest concentration of petrochemical plants and refineries in the world as well as one of the nation's largest ports and two major airports.

We have raised $257,375 in our most recent private offering of securities, and expect to raise an additional $500,000 before the offering is closed in June of 2003.

Presently, we are involved in a testing program of our Units with a West Virginia based laboratory company. There have been no reported problems with the testing units, and we anticipate the potential sale of a significant number of units within the near future. Should sales encompass the entire 600-vehicle customer fleet, the projected gross revenue with this company would be $420,000.

Additionally, we are in the final testing phase of our Units with a Houston based plumbing and gas supply Company, and we are pursuing the sale of 100 Units within the next quarter. There have been no reported problems. The projected gross revenue of a sale to this company would be $70,000.

The Board has considered developing the Company's back-end service as one that can be used by outside entities as well as itself. As a result of new developments in our software technology, and its ability to perform multiple tasks in such a cost efficient manner, the Board has initiated a plan to market our back-end service by sending out over 100 invitations to a select group of entities, many of which have already expressed an interest in our service. Based on our business model, and an estimated 4-5% closing rate of those targeted entities, Concentrax, Inc. expects to bring in between $15,000 and $30,000 per month beginning in September of 2003.


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

CONCENTRAX EUROPE

On January 17, 2003, the Company signed an Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE"), an entity being formed by individuals that have had extensive experience with distribution networks in Europe. These individuals have targeted specific countries in which they intend to sell and distribute our products in logical markets. In connection with this appointment as our European distributor hereunder, CE has agreed to pay a one-time, nonrefundable franchise fee of $1,000,000 U.S. Dollars, representing the full, final and complete consideration payable by CE to CTRX in consideration for the distribution rights granted in the Agreement.

Subject to a separate Stock Purchase Agreement, we agreed to issue Three Million (3,000,000) restricted shares from our authorized Common Stock with registration rights, all of which share were, in accordance with the Agreement, placed in escrow and subject to performance/release criteria, and in exchange for 50% of the issued and outstanding shares of CE. The Three Million (3,000,000) shares have been issued and placed in escrow, from where they will be released to CE as follows:
         a. Two Hundred and Fifty Thousand (250,000) shares were released upon the execution of this Agreement in exchange for the expected performance of CE submitting one fourth of the required franchise fee to CTRX, or $250,000;

         b. Seven Hundred Fifty Thousand (750,000) shares are releasable in three (3) separate 250,000-share increments, each releasable upon the receipt of $250,000 towards the franchise fee, or at the discretion of the Board;

         c. Two Million (2,000,000) shall be broken into twenty (20) certificates of 100,000 shares each, with each certificate being releasable upon the meeting of CE of certain performance criteria, and such certificates shall be released upon written notification of CTRX to the ESCROW AGENT over the next twelve months;

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

                  (v) UMI shall NOT, for themselves or either of them, take any action or advice or knowingly permit us to take any action, which would violate any foreign securities laws or rules and regulations issued there under.


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


By the end of the third quarter of 2003, we believe we will have a positive cash flow. This assessment is based upon the net profit we expect to earn on the sale of our Units, and the number of Units we expect to sell. In order for the business to maintain a "break even" status from its development, we need to sell approximately 8,000 Units, or develop a significant back-end, monitoring presence.

Marketing Strategy: Through our management team and sales force, we are building a customer base of clients from various industries. It is our intention to add up to four additional non-employee sales representatives and one national sales manager during the next twelve months of operation, each to be compensated on a straight commission basis.

We are currently holding ongoing discussions concerning the sale of Locator Units with potential customers from various industries. Without disclosing their names, those potential customers include:

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

Manufacturing/ Assembly: For the manufacturing of our Units, we have signed agreements with Satronics of Ventura, California. This company can assemble our Units inexpensively. Our profit margin on the Units can average $200 and will involve, according to the manufacturing and assembling management of this company, no more than 5 to 10 minutes to assemble a single Unit. As of the date of this amendment, we have production-ready Units, and can fulfill orders of units of varying make-up.

We are using more than one manufacturer because it is the opinion of Management that in so doing, the Company can maximize efficiency and profits, and curb the risks associated with using only one manufacturer. In addition to the three facilities mentioned, we know of at least two others in our geographic area that can manufacture our Units at comparable costs per Unit produced. Wireless Link and Satronics are presently tooled and ready to manufacture Units on an as-needed basis. We believe that there is little benefit in purchasing manufacturing equipment, or in hiring a large manufacturing staff, which would subject us to high unemployment taxes, expensive benefit programs, and require us to work under federal programs that regulate manufacturing facilities. Additionally, manufacturing equipment is expensive, would require costly capitalization efforts, and can quickly become obsolete.

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

Revenue Generation: We will generate revenue from essentially five sources:

1. Unit sales; 2. Unit leases;
3. Sales of Service Plans;
4. Franchise fees for international territories; 5. Back office services

Units will generally sell domestically for approximately $500.00 per Unit, depending on customer volume. For ongoing monitoring, a Service Plan can be purchased for less than $15.00 per month. For Unit leases, a customer can lease an operational Unit, which includes cellular activation, for approximately $90.00. Ongoing monitoring for leases will be sold in a Lease Service Plan for approximately $40.00 per month.

Units sold internationally, whether by Company representatives or by outside suppliers, will most likely involve varying pricing scenarios which are not currently set.

Because the Company has ongoing meaningful negotiations with several potential customers, some of which have individual needs of over 2,000 Units, Management believes that it can conservatively estimate that the Company could potentially sell or lease as many as 25,000 Units during the next 12 months of operation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 31, 2003 information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On March 31, 2003, there were 16,573,750 shares issued and outstanding of record.

                                          SHARES
                                             OF           PERCENTAGE
NAME & ADDRESS OF                          COMMON         AS OF 3/31/03(1)
BENEFICIAL OWNERS                          STOCK
-----------------                         --------        ------------

Mark Gifford                              1,017,500(3)         6.14%
817 Oak Glen
Houston, Texas  77076

Carlos Jose Gonzalez, MD                 1,591,000(2)           9.6%
5503 Ashmere Lane
Spring, Texas 77379

Robert Michael Looney                      780,000(2)           4.7%
7622 Holly Court Estates Drive
Houston, Texas 77095

Paul A. Smith                               995,375(3)          6.0%
14862 Kaler
Houston, Texas 77060

E. Terry Jaramillo                          78,000(2)          .47%
550 Vittorio Avenue
Coral Gables, FL 33146

Jeremy Wessels                              657,500(3)        3.97%
3610 Park Vine Court
Katy, Texas 77450



All Executive Officers and Directors
as a group (6 persons)                     5,119,375         30.88%

---------------------




(1) Based upon 16,573,750 shares issued and outstanding on March 31, 2003. Although an additional 2,500,000 were issued to CE from authorized this year, those shares were placed in an Escrow Account, and will only be released based upon the meeting of specific performance criteria.

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


RECENT SALES OF UNREGISTERED SECURITIES

We were incorporated on January 15, 1999. In connection with our organization, we issued to our founder 67,100 shares of our Common Stock for establishing the enterprise. This issuance was considered exempt under Section 4(2) of the Securities Act. On January 17, 1999, we began offering of 160,000 shares of Common Stock pursuant to Rule 504 of Regulation D at an offering price of $.001 per share. That offering was fully subscribed and a total of 160,000 shares of Common Stock were issued pursuant to that offering. That issuance was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated there-under.

Pursuant to a Rule 504 offering dated January 18, 1999, we offered 3,500 shares of our Common Stock at an offering price of $0.10 per share. There were 29 subscribers for 100 shares each, and a total of 2,900 shares of Common Stock were issued in that offering. This issuance was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated there-under.

In a Rule 504 offering dated January 19, 1999, we offered 20,000 shares of our Common Stock to Sandra Robbins, wife of our then president, at an offering price of $1.00 per share. That offering was fully subscribed, and was considered exempt under Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated there-under.

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

In a Regulation D, Rule 506 offering made in February of 2002, the Company sold 118,750 Units to 32 investors for total proceeds of $320,625. Each Unit consisted of 10 shares of our Common Stock for $2.70/Unit and 10 Common Stock Purchase Warrants exercisable at the higher of $0.35 or 55% of the 20 day average bid and ask price on the OTCBB. That issuance was considered exempt by reason of Rule 506 promulgated under Regulation D of the Securities Act of 1933, and Section 4(2) of the Act. Additionally 325,000 shares were issued to consultants for their legal, advisory and professional consulting services, with such issuances being exempt from registration by reason of Section 4(2) of the Securities Act of 1933. These shares were to have been registered on a Form SB-2 during the month of August of 2002, but due to certain unforseen events, have not yet been registered. Upon approval by the SEC of the SB-2 Registration Statement, shares and warrants sold in this Offering will be unrestricted.

In February of 2002, we signed a Performance Earn-Out Agreement with PJC Associates, Inc. for annual financial advisory services, introductory services and consulting. As part of this agreement, we issued 500,000 restricted shares to PJC Associates on an earn-out basis of 100,000 shares per month for the first five months of performance, based on pre-determined performance criteria. All such shares were issued in June of 2002 and were released from escrow by August of 2002 to cover services rendered from February through June. All issuances were exempt from registration by reason of Section 4(2) of the Securities Act of 1933. This agreement was orally extended by the Company in August of 2002 to cover an additional two months of service (July and August) and on September 11, 2002, an additional 200,000 shares were issued, which issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

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

On June 21, 2002 we issued 5000 shares to a consultant for financial and introductory services. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In September of 2002, we issued a total of 600,000 shares in signing bonuses for three new employees: Jeremy Wessels, our CTO, Edward Wadsworth, our Lead Software Developer, and Joshua Choi, our Art Director. These individuals have three-year renewable employment contracts with the Company. An additional 400,000 shares were issued to purchase certain assets. Concentrax originally entered into an acquisition of Pangea Design, Inc., a Texas Corporation. After further negotiations, Concentrax determined that it was in the Company`s best interests to acquire only the assets of Pangea Design, Inc., and abandoned the merger. In September 2002, Concentrax issued 200,000 shares for the assets of Pangea Design, Inc., which were valued at $100,000 and recorded $300,000 as compensation expense.


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


On January 28, 2003, we issued 250,000 shares to Apta Holdings, Inc., an affiliate of Concentrax Europe, Ltd. ("CE") in accordance with our Exclusive Distribution and Strategic Alliance Agreement with that Company. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933. On February 18, 2003, the Board approved the engagement of a consultant, Leon Smith, with extensive business contacts in the area of international markets, for the purpose of facilitating market penetration by CE. The Board allotted a total of 250,000 shares from the 3,000,000-share sum agreed upon with CE, for this purpose. In order to accomplish this issuance, the Board facilitated the release of stock earlier than required in the original agreement with CE. The 250,000 shares issued to Leon Smith were registered in a Professional`s and Consultant`s Compensation Plan. On February 27, 2003, we issued a total of 2,500,000 shares to CE, all of which shares have been placed in escrow, in accordance with the Agreement, and will be earned out according to performance criteria. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933. This issuance of 2,500,000 shares was not included in our presentation of total shares issued and outstanding, since those shares are being held in escrow and will not be released until specific performance criteria is met.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Two current reports were filed on Form 8-K throughout the year, one on September 13, 2002 (amended on September 30, 2002) and the second on November 19, 2002. A Plan and Agreement of Reorganization and short-form merger documents were filed in the initial 8-K and amendment made thereto. On November 14, 2002, Articles of Merger were abandoned in accordance with Texas and Nevada state laws, and the required documents were filed in the Texas and Nevada Secretary of States offices. Essentially, we entered into an acquisition of Pangea Design, Inc., a Texas corporation. After further negotiations, we determined that it was in our best interests to acquire only the assets of Pangea Design, Inc.. In September 2002, Concentrax issued 200,000 shares for assets valued at $100,000 and recorded $300,000 as compensation expense.


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

*10.9   Wireless Link Proposal

*10.10    Master Franchise Agreement with Mercado Americas, SA.

10.11    Exclusive Distribution and Master Franchise Agreement with Concentrax Europe Ltd. ("CE")

*10.12    Consulting Services Agreement with United Investments Management, Inc.

*10.13    Marketing Agreement with Channel Marketing Group, Inc.


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



Dated:                   April 14, 2003 and    By:  /s/    Mark Gifford
                         June 5, 2003          ------------------------------
                                               Mark Gifford,
                                               President, Chairman of the Board


Dated:                   April 14, 2003 and    By: /s/  Paul Smith
                         June 5, 2003          ------------------------------
                                               Paul Smith
                                               CFO, Treasurer and Director



                                               By: /s/ Robert Michael Looney
Dated:                   April 14, 2003 and    ------------------------------
                         June 5, 2003          Robert Michael Looney
                                               Secretary, Director


                                               By:  /s/   Jeremy Wessels,
Dated:                   April 14, 2003 and     ---------------------------
                         June 5, 2003          Jeremy Wessels,
                                               CTO and Director



                                               By: /s/ E. Terry Jaramillo,
Dated:                   April 14, 2003 and    ----------------------------
                         June 5, 2003          E. Terry Jaramillo,
                                               Director


                                               By /s/  Carlos Gonzalez,
Dated:                   April 14, 2003 and    ---------------------------
                         June 5, 2003          Carlos Gonzalez
                                               Director



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

                                                  /s/ Mark Gifford
Dated                   April 14, 2003    By:      ___________________
                       And June 5, 2003
                                                   Mark Gifford, President