Form 10QSB/A
period 2003-03-31
CONCENTRAX INC
filed 2003-07-02
CIK 1136917

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

                                 CONCENTRAX, INC.
                                   FORM 10-QSB/A

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
                                                                      ===========

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Inception through
                                                Three Months Ended                     March 31,
                                                     March 31,
                                       ---------------------------------------    -------------------
                                             2003                  2002                  2003
                                       ------------------    -----------------    -------------------
Revenues                               $             149     $             -      $           5,819
Cost of goods sold                                10,547                   -                 14,937
                                       -----------------     ---------------      -----------------
Gross margin (loss)                              (10,398)                  -                 (9,118)
                                       -----------------     ---------------      -----------------

Operating Expenses:
  General and administrative                     213,097              39,473              1,128,005
  Salaries                                       106,201              27,000                752,009
  Professional fees                              191,779              10,063                447,790
  Research and development                             -               4,826                 47,487
  Depreciation                                    15,359                 478                 44,168
                                       -----------------     ---------------      -----------------
                                                 526,436              81,840              2,419,459
                                       -----------------     ---------------      -----------------

Loss from operations                            (536,834)            (81,840)            (2,428,577)

Interest income                                      186                  66                  2,083

Net loss                               $        (536,648)    $       (81,774)           $(2,426,494)
                                       =================     ===============            ===========

Net loss per share:
  Basic and diluted                    $           (0.03)    $         (0.01)
                                       =================     ===============

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

Item 2.  Changes in Securities

In a Regulation D, Rule 506 offering made that closed in the fourth quarter of 2002, the Company sold a total of 1,405,800 shares to 61 investors for total proceeds of $702,900. That issuance was considered exempt by reason of Rule 506 promulgated under Regulation D of the Securities Act of 1933, and Section 4(2) of the Act. Additionally, 180,000 shares were issued to introducers and consultants for various services including legal, advisory and professional consulting services, with all such issuances being exempt from registration by reason of Section 4(2) of the Securities Act of 1933. Although the proceeds were booked by the Company upon deposit during the fourth quarter of 2002, certificates were not physically issued to investors until January of 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   99.1      Certification pursuant to rule 13a-14 and 15d-14 of
               Sarbanes-Oxley act of 2002 under the Securities Exchange Act of 1934, as amended, Chief Executive Officer (filed herewith).

     99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 --Chief Financial Officer and all Directors (filed herewith).


b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             CONCENTRAX, INC.


Date: July 1, 2003

                                                          By: /s/ Mark Gifford
                                                            --------------------
                                                                  President