Form 10QSB
period 2003-06-30
CONCENTRAX INC
filed 2003-08-21
CIK 1136917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

   [_] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-32459

                                CONCENTRAX, INC.

        (Exact name of small business issuer as specified in its charter)





                    Nevada                            65-0887846
               -----------------              --------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)


               2400 Augusta Place, Suite 425 Houston, Texas 77057
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (888) 340-9715
                                 --------------
                          (Issuer's telephone number)
                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [ ]

As of June 30, 2003, 17,687,315 shares of Common Stock of the issuer were outstanding.

                                                           CONCENTRAX, INC.
                                                              FORM 10-QSB

                                                                 INDEX

                                                                PART I



Item 1.         Financial Statements                                                                               3

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations              6

                                     PART II

Item 1.         Legal Proceedings                                                                                  7

Item 2.         Changes in Securities                                                                              7

Item 6.         Exhibits and Reports on Form 8-K                                                                   8

                Signatures                                                                                         8




                          PART I. FINANCIAL INFORMATION


                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                              ASSETS

Current assets
  Cash                                                                                              $      236,861
  Accounts receivable                                                                                        6,272
  Advances                                                                                                   2,202
  Prepaid expenses                                                                                           4,435
  Inventory                                                                                                  1,706
                                                                                                    --------------
                                                                                                           251,476

Property and equipment, net                                                                                272,746
Patents                                                                                                     20,831
                                                                                                    --------------

                                                                                                    $      545,053

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payable                                                                                   $          171
  Accrued expenses                                                                                          13,150
                                                                                                    --------------
    Total current liabilities                                                                               13,321
                                                                                                    --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                                                 -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,687,315 shares issued and outstanding                                                    17,687
  Additional paid in capital                                                                             3,440,749
  Deficit accumulated during the development stage                                                      (2,926,704)
                                                                                                    --------------
    Total Stockholders' Equity                                                                             531,732
                                                                                                    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $      545,053
                                                                                                    ==============




                                                           CONCENTRAX, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)


                                        Three Months Ended                      Six Months Ended                Inception through
                                             June 30,                               June 30,                        June 30,
                                 ---------------------------------     ------------------------------------    ------------------
                                      2003              2002                 2003                2002                2003
                                 ---------------    --------------     -----------------    ---------------    ------------------
Revenues                         $      15,161      $           -      $          15,310    $          -       $          20,980
Cost of goods sold                      33,373                  -                 43,920               -                  48,310
                                 -------------      -------------      -----------------    ------------       -----------------
Gross loss                             (18,212)                 -                (28,610)              -                 (27,330)
                                 -------------      -------------      ------------------   ------------       -----------------

Operating Expenses:
  General and administrative
                                       230,970            141,500                414,176         101,747               1,358,975
  Salaries                              97,986             36,566                138,228          34,500                 849,995
  Professional fees                    138,039             94,454                425,668               -                 585,829
  Research and development
                                             -              9,470                      -           7,738                  47,487
  Depreciation                          15,358              3,248                 30,717             178                  59,526
                                 -------------      -------------      -----------------    ------------       -----------------
                                       482,353            285,238              1,008,789         144,163               2,901,812
                                 -------------      -------------      ------------------   ------------       -----------------

Loss from   operations
                                      (500,565)          (285,238)            (1,037,399)       (144,163)             (2,929,142)

Interest income                            355                  -                    541              66                   2,438

Net loss                         $    (500,210)     $    (285,238)     $      (1,036,858)   $   (367,012)      $      (2,926,704)
                                 =============      =============      =================    ============       =================

Net loss per share:
 Basic and diluted               $        (0.03)    $        (0.03)    $           (0.06)   $      (0.03)
                                 ==============     ==============     =================    ============

Weighted average shares
outstanding:
 Basic and diluted                  16,974,708         11,904,194             16,542,163      11,248,538
                                 =============      =============      =================      ==========




                                                           CONCENTRAX, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)


                                                                                                     Inception through
                                                                      Six Months Ended                   June 30,
                                                                          June 30,
                                                           -------------------------------------    ------------------
                                                                 2003                 2002                2003
                                                           -----------------     ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $      (1,036,858)    $      (367,012)   $      (2,926,704)

Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation                                                      30,717              3,726                60,293
    Impairment                                                             -                  -                 1,933
    Common stock for services                                        455,535            221,050             1,401,412
    Write-off of investment                                          125,000                  -               125,000
Changes in current assets and liabilities:
    Accounts receivable                                               (6,272)                 -                (6,272)
    Advances                                                              48                  -                (2,202)
    Inventory                                                         (1,260)                 -                (1,706)
    Prepaid expenses                                                  38,583            (15,950)               (4,435)
    Accounts payable                                                 (10,224)             1,195                   171
    Accrued expenses                                                 (10,144)            (13,506)              13,150
                                                           -----------------     ----------------   -----------------

NET CASH USED IN OPERATING
  ACTIVITIES                                                        (414,875)           (170,497)          (1,339,360)
                                                           -----------------     ---------------    -----------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
    Capital expenditures                                             (33,596)           (73,748)             (155,339)
                                                           -----------------     --------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net                                      407,661            282,650             1,731,560
                                                           -----------------     --------------     -----------------

NET CHANGE IN CASH                                                   (40,810)            38,405               236,861
  Cash, beg. of period                                               277,671             49,975                     -
                                                           -----------------     --------------     -----------------
  Cash, end of period                                      $         236,861     $       88,380     $         236,861
                                                           =================     ==============     =================

Supplemental information:
  Income taxes paid                                        $               -     $            -     $               -
  Interest paid                                            $               -     $            -     $               -

Non-cash Transactions:
  Issuance of common stock for
    assets                                                 $         125,000     $            -     $         375,010


                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

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

Three Months Ended June 30, 2003, compared to the Three Months Ended June 30, 2002.

Operating expenses for the three months ended June 30, 2003 increased to $482,353 from $285,238 in the corresponding period in 2002. This increase is attributable to numerous factors, including an increase of $43,473 in professional fees and an increase of $61,420 in salaries. In the quarter ended June 30, 2003, we had six employees, as opposed to the two employees we had during the quarter ended June 30, 2002, and we paid related payroll taxes and general and administrative costs. Included in the professional fees this quarter are legal fees, accounting fees and investor relations fees. The increase is also attributable to Common Stock issued as partial compensation to consultants and professionals, legal and accounting fees, public relation fees and sales and marketing fees.

Our net loss for the three months ended June 30, 2003 increased by $215,327 from the corresponding period of the prior year, which increase is attributable to our increase in operating expenses.

Also included in operations this quarter is the write-off of $125,000 associated with the investment of shares in a distribution company that was to handle the marketing and sale of our units in Europe. This relationship was predicated on the expectation that a fully integrated regional communications network would be in place. Significant delays have developed in the creation of that network, and in the transition of our unit from operational standards utilized in North America, to those effective for Europe. As a consequence, our strategic associate wishes to withdraw from this relationship, or redefine it, in order to pursue new opportunities. Management therefore views this investment to have no value in the short-term, and is therefore opting to disclose this item in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2003, cash used in operating activities totaled $414,875 as compared to cash used in operating activities of $170,497 in the prior period. This increase (decrease) is attributable to expanded operations in all aspects of business operations including sales, marketing, legal fees associated with patent applications and research, and product development.

Cash provided by financing activities was $407,661 less costs from a private placement. The Company received $282,650 from the sale of its stock for the corresponding period in the prior year. We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through 2003. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition.

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



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings pending, threatened or contemplated, against the Company or any of its officers and directors, respectively, in their capacities as such.

ITEM 2. CHANGES IN SECURITIES

On April 2, 2003, we issued a total of 467,955 shares of our Common Stock in a private placement to 11 investors for total proceeds of $257,375. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act"), as well as Regulation D of Act, and Rule 506 promulgated thereunder.

In an effort to conserve our working capital, we issue restricted shares of our Common Stock monthly to our board of directors and our legal counsel as compensation. For services rendered in April, we issued 27,500 shares of our Common Stock on April 30, 2003 to the following individuals: 5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Act.

On April 30, 2003, we issued 102,800 shares to a consultant for his financial advisory and introductory services. This issuance is considered exempt by reason of Section 4(2) of the Act.

On May 1, 2003, we issued a total of 24,000 shares of our Common Stock in a private placement to 4 investors who previously invested in an offering, but were erroneously issued fewer shares than they paid for. These corrective issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as well as Regulation D of Act, and Rule 506 promulgated thereunder.

For services rendered in May, we issued 27,500 shares of our Common Stock on June 2, 2003 to the following individuals: 5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Act.

On June 23, 2003, we issued 87,720 shares to two consultants in exchange for their financial advisory, introductory and legal services. These issuances are considered exempt by reason of Section 4(2) of the Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.


b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONCENTRAX, INC.

Date: August 19, 2003



                                        By: /s/ Mark Gifford
                                          --------------------
                                                President