Form 10QSB
period 2003-09-30
CONCENTRAX INC
filed 2003-11-19
CIK 1136917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

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



               2400 Augusta Place, Suite 425 Houston, Texas 77057
                    (Address of principal executive offices)

                                 (888) 340-9715
                           (Issuer's telephone number)
                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [ ]

As of September 30, 2003, 17,788,725 shares of Common Stock of the issuer were outstanding.

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


                          PART I. FINANCIAL INFORMATION


                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                              ASSETS

Current assets
  Cash                                                                                              $       34,737
  Accounts receivable                                                                                       19,404
  Advances                                                                                                   2,754
  Prepaid expenses                                                                                               0
  Inventory                                                                                                 27,694
                                                                                                    --------------
                                                                                                            84,589

Property and equipment, net                                                                                281,314
Patents                                                                                                     21,782.
                                                                                                    ---------------

                                                                                                    $      387,685

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payable                                                                                   $        2,646
  Accrued expenses                                                                                          11,508
                                                                                                    --------------
    Total current liabilities                                                                               14,154
                                                                                                    --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                                                 -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 17,687,315 shares issued and outstanding                                                    18,165
  Additional paid in capital                                                                             3,735,896
  Deficit accumulated during the development stage                                                      (3,380,530)
                                                                                                    --------------
    Total Stockholders' Equity                                                                             373,531
                                                                                                    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $      387,685
                                                                                                    ==============








                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                Inception through
                                        Three Months Ended                      Nine Months Ended                   Sept 30,
                                             Sept 30,                               Sept 30,
                                 ---------------------------------     ------------------------------------    ------------------
                                        2003              2002                 2003                2002                2003
                                 ---------------    --------------     -----------------    ---------------    ------------------

Revenues                         $      26,612      $           -      $          41,922    $          -       $          47,592
Cost of goods sold                       6,264                  -                (50,184)              -                  54,574
                                 -------------      -------------      ------------------   ------------       -----------------
Gross loss                              20,348                  -                 (8,262)              -                  (6,982)
                                 -------------      -------------      ------------------   ------------       -----------------

Operating Expenses:
  General and administrative
                                        64,124            153,192                412,341         324,165               1,423,099
  Salaries                             110,895            357,484                315,082         421,050                 960,890
  Professional fees                    283,957             30,095                709,625         134,612                 869,786
  Research and development
                                             -               (350)                     -          13,946                  47,487
  Depreciation                          15,358             12,608                 46,075          16,334                  74,884
                                 -------------      -------------      -----------------    ------------       -----------------
                                       474,334            553,029              1,483,123         920,107               3,376,146
                                 -------------      -------------      ------------------   ------------       -----------------

Loss from   operations
                                      (453,986)          (553,029)            (1,491,385)       (920,107)             (3,383,128)

Interest income                            160                125                    701             191                   2,438

Net loss                         $    (453,826)     $    (552,904)     $      (1,490,684)   $   (919,916)      $      (3,380,690)
                                 =============      =============      =================    ============       =================

Net loss per share:
 Basic and diluted               $       (0.03)     $       (0.04)     $          (0.06)$         (0.08)
                                 ==============     ==============     ==================== ===============

Weighted average shares
outstanding:
 Basic and diluted                  16,974,708         12,827,325             16,542,163      11,779,917
                                 =============      =============      =================      ==========






                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Inception through
                                                                     Nine Months Ended                   Sept 30,
                                                                          Sept 30,
                                                           -------------------------------------    ------------------
                                                                   2003                 2002                2003
                                                           -----------------     ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $      (1,490,684)    $      (919,916)   $      (3,380,690)

Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation                                                      46,075             16,334                75,811
    Impairment                                                             -                  -                 1,933
    Common stock for services                                        751,160            632,400             1,697,037
    Write-off of investment                                          125,000                  -               125,000
Changes in current assets and liabilities:
    Accounts receivable                                              (19,404)                 -               (19,404)
    Advances                                                            (504)                 -                (2,754)
    Inventory                                                        (27,248)                 -               (27,694)
    Prepaid expenses                                                  43,018             (3,304)                    -
    Accounts payable                                                  (7,749)            10,292                 2,646
    Accrued expenses                                                 (11,786)            (4,845)               11,508
                                                           -----------------     ----------------   -----------------

NET CASH USED IN OPERATING
  ACTIVITIES                                                        (592,122)           (269,039)          (1,516,607)
                                                           -----------------     ---------------    -----------------

CASH FLOWS FROM INVESTING
  ACTIVITIES
                                                           -----------------     --------------
    Capital expenditures                                             (58,473)          (121,066)             (180,216)
                                                           -----------------     --------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock, net                                      407,661            413,200             1,731,560
                                                           -----------------     --------------     -----------------

NET CHANGE IN CASH                                                  (242,934)            23,095                34,737
  Cash, beg. of period                                               277,671             49,975                     -
                                                           -----------------     --------------     -----------------
  Cash, end of period                                      $          34,737     $       73,070     $          34,737
                                                           =================     ==============     =================

Supplemental information:
  Income taxes paid                                        $               -     $            -     $               -
  Interest paid                                            $               -     $            -     $               -

Non-cash Transactions:
  Issuance of common stock for
    assets                                                 $         125,000     $      100,000     $         375,010


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

Three Months Ended September 30, 2003, compared to the Three Months Ended September 30, 2002.

Operating expenses for the three months ended September 30, 2003 decreased to $474,334 from $553,029 in the corresponding period in 2002. This decrease is attributable to numerous factors, including an increase of $253,862 in professional fees but a decrease of $246,589 in salaries. This reduction in salaries primarily results from the shares of Company stock paid in the third quarter of 2002 as employment bonuses to the former employees of Pangea Design who were hired by Concentrax, Inc. As this was a one-time event, it inflated payroll figures for the third quarter of 2002. In the quarter ended September 30, 2003, we had six employees, as opposed to the two employees we had during the quarter ended September 30, 2002, and we paid related payroll taxes and general and administrative costs. Included in the professional fees this quarter are legal fees, accounting fees and investor relations fees. Also incorporated into the third quarter, 2003 figures are Common Stock shares issued as partial compensation to consultants and professionals, legal and accounting fees, public relation fees and sales and marketing fees.

Our net loss for the three months ended September 30, 2003 decreased by $99,078 from the corresponding period of the prior year, with this decrease also attributable to the decrease in payroll, bonus expenses.

Liquidity and Capital Resources


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


ITEM 2. CHANGES IN SECURITIES

In July of 2003, we issued 22,500 shares of our Common Stock as follows: 5,000 shares to each of our three non-employee directors; and 2,500 to our three employee directors. These issuances are considered exempt from registration by reason of Section 4(2) of the Act.

On July 18, 2003, we issued 200,000 shares of our Common Stock to a marketing and advisory company. In August of 2003, we issued an additional 200,000 shares to that entity. These issuances are considered exempt by reason of Section 4(2) of the Act.

In August of 2003, we issued 27,500 shares of our Common Stock as follows: 5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Act.

In September of 2003, we issued 27,500 shares of our Common Stock as follows:
5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Act.

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


b) Reports on Form 8-K

In November of 2003, we issued a current report on 8-K announcing the resignation of Jeremy Wessels as CTO, and the promotion of Edward Wadsworth to that position.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCENTRAX, INC.

Date: November 14, 2003



                              By: /s/ Mark Gifford
                              --------------------
                                    President