Form 10QSB/A
period 2003-09-30
CONCENTRAX INC
filed 2003-11-20
CIK 1136917

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

                         Commission File Number 0-32459

                                CONCENTRAX, INC.

        (Exact name of small business issuer as specified in its charter)


                   Nevada                                 65-0887846
                   ------                                 ----------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)



               2400 Augusta Place, Suite 425 Houston, Texas 77057
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (888) 340-9715
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ ] No [ ]

As of September 30, 2003, 18,164,815 shares of Common Stock of the issuer were outstanding.

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

                          PART I. FINANCIAL INFORMATION


                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                                      $    34,737
  Accounts receivable                                                            19,404
  Advances                                                                        2,754
  Prepaid expenses                                                                    0
  Inventory                                                                      27,694
                                                                            -----------
                                                                                 84,589

Property and equipment, net                                                     281,314
Patents                                                                          21,782
                                                                            -----------

                                                                            $   387,685

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payable                                                           $     2,646
  Accrued expenses                                                               11,508
                                                                            -----------
    Total current liabilities                                                    14,154
                                                                            -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                     --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 18,164,815 shares issued and outstanding                         18,165
  Additional paid in capital                                                  3,735,896
  Deficit accumulated during the development stage                           (3,380,530)
                                                                            -----------
    Total Stockholders' Equity                                                  373,531
                                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   387,685
                                                                            ===========

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Inception
                                        Three Months Ended                      Nine Months Ended               through
                                             Sept 30,                               Sept 30,                    Sept 30,
                                  -------------------------------       -------------------------------       ------------
                                       2003               2002               2003               2002               2003
                                  ------------       ------------       ------------       ------------       ------------
Revenues                          $     26,612       $         --       $     41,922       $         --       $     47,592
Cost of goods sold                       6,264                 --            (50,184)                --             54,574
                                  ------------       ------------       ------------       ------------       ------------
Gross loss                              20,348                 --             (8,262)                --             (6,982)
                                  ------------       ------------       ------------       ------------       ------------

Operating Expenses:
  General and administrative
                                        64,124            153,192            412,341            324,165          1,422,939
  Salaries                             110,895            357,484            315,082            421,050            960,890
  Professional fees                    283,957             30,095            709,625            134,612            869,786
  Research and development
                                            --               (350)                --             13,946             47,487
  Depreciation                          15,358             12,608             46,075             16,334             74,884
                                  ------------       ------------       ------------       ------------       ------------
                                       474,334            553,029          1,483,123            920,107          3,375,986
                                  ------------       ------------       ------------       ------------       ------------

Loss from operations
                                      (453,986)          (553,029)        (1,491,385)          (920,107)        (3,382,968)

Interest income                            160                125                701                191              2,438

Net loss                          $   (453,826)      $   (552,904)      $ (1,490,684)      $   (919,916)      $ (3,380,530)
                                  ============       ============       ============       ============       ============

Net loss per share:
 Basic and diluted                $      (0.03)      $      (0.04)      $      (0.06)      $      (0.08)
                                  ============       ============       ============       ============

Weighted average shares
outstanding:
 Basic and diluted                  16,974,708         12,827,325         16,542,163         11,779,917
                                  ============       ============       ============       ============

                                CONCENTRAX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Inception
                                                             Nine Months Ended               through
                                                                  Sept 30,                   Sept 30,
                                                       -----------------------------       -----------
                                                           2003              2002              2003
                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(1,490,684)      $  (919,916)      $(3,380,530)

Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation                                            46,075            16,334            74,884
    Impairment                                                  --                --             1,933
    Common stock for services                              751,160           632,400         1,697,037
    Write-off of investment                                125,000                --           125,000
Changes in current assets and liabilities:
    Accounts receivable                                    (19,404)               --           (19,404)
    Advances                                                  (504)               --            (2,754)
    Inventory                                              (27,248)               --           (27,694)
    Prepaid expenses                                        43,018            (3,304)               --
    Accounts payable                                        (7,749)           10,292             2,646
    Accrued expenses                                       (11,786)           (4,845)           11,508
                                                       -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                     (592,122)         (269,039)       (1,517,374)
                                                       -----------       -----------       -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
                                                       -----------       -----------       -----------
    Capital expenditures                                   (58,473)         (121,066)         (179,449)
                                                       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                         -----------       -----------
  Issuance of common stock, net                            407,661           413,200         1,731,560
                                                       -----------       -----------       -----------

NET CHANGE IN CASH                                        (242,934)           23,095            34,737
  Cash, beg. of period                                     277,671            49,975                --
                                                       -----------       -----------       -----------
  Cash, end of period                                  $    34,737       $    73,070       $    34,737
                                                       ===========       ===========       ===========

Supplemental information:
  Income taxes paid                                    $        --       $        --       $        --
  Interest paid                                        $        --       $        --       $        --

Non-cash Transactions:
  Issuance of common stock for
    assets                                             $   125,000       $   100,000       $   375,010

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

Revenues for the Three Months Ended September 30, 2003, compared to the Three Months Ended September 30, 2002 increased to $26,612 from no revenues for the three months ended September 30, 2002. Revenues increased from the Company's efforts to market its full-solution, tracking software services in managed hosting arrangements with other, third party GPS firms.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2003 cash used in operating activities totaled $592,122 as compared to cash used in operating activities of $269,039 in the prior period. The Company commenced operations during the first half of 2001 and has incurred expenses in setting up the company's future operations.

For the nine months ended September 30, 2002 cash used in investing activities decreased to $58,473 compared with $121,062 used in the prior corresponding period.

Cash provided by financing activities was $407,661 for the first nine months of 2003. The Company received $413,200 from the sale of its stock for the corresponding period in the prior year.

Concentrax will attempt to increase its operating liquidity by exploring the availability of outside debt and equity financing, to the extent that such funding is available under reasonable terms and conditions.

There can be no assurances that these measures will result in an improvement in Concentrax operations or liquidity. To the extent that Concentrax operations or liquidity do not improve, Concentrax may be forced to reduce operations to a level consistent with its available working capital resources. Concentrax may also have to consider a formal or informal restructuring or reorganization.



ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such.


ITEM 2. CHANGES IN SECURITIES

On April 2, 2003, we issued a total of 467,955 shares of our Common Stock in a private placement to 10 investors for total proceeds of $206,800. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act"), as well as Regulation D of Act, and Rule 506 promulgated thereunder.

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

On May 1, 2003, we issued 24,000 shares of our Common Stock to 4 investors to correct a previous issuance error. These issuances were made in reliance upon
Section 4(2) of the Securities Act of 1933, as well as Regulation D of Act, and Rule 506 promulgated thereunder.

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

                                CONCENTRAX, INC.

Date: November 19, 2003



                                By: /s/ Mark Gifford
                                    ---------------------------------
                                    President