Form 10KSB
period 2003-12-31
CONCENTRAX INC
filed 2004-05-19
CIK 1136917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                       for the transaction period from to

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

                                  COMMON STOCK
                                (Title of class)

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $ 31,274.
The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 29, 2004, based on the average closing bid and asked price of the Common Stock as quoted on the OTC Bulletin Board on such date, was approximately $2,255,878.40.

Our table describing security ownership (Part III, Item 11) reflects ownership as of the most recent practicable date to filing, December 31, 2003, as required by Regulation S-B. As of the date of this Annual Report, the number of shares of the Registrant's Common Stock outstanding as of December 31, 2003 is 18,464,815 shares. As of that date, the Company had 656 shareholders of record.

TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1    Description of Business                                            3

Item 2    Description of Property                                           11

Item 3    Legal Proceedings                                                 11

Item 4.   Submission of Matters to a Vote of Security Holders               11


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           11

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation                                              13

Item 7.   Financial Statements                                              19

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              19

PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                 19

Item 10.  Executive Compensation                                            21

Item 11.  Security Ownership of Certain Beneficial Owners and Management    22

Item 12.  Certain Relationships and Related Transactions                    24

Item 13.  Exhibits and Reports on Form 8-K                                  27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Concentrax Inc. ("we", "us", or "the Company") provides monitoring and tracking systems for the automobile, heavy equipment and trucking industries. Our primary product, called "Track-Down" is a self-contained (i.e. a portable and operational without additional components) transceiver Unit that can be installed in vehicles and essentially any movable equipment that has a battery. We provide a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is hooked up to the vehicle's battery.

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

The Company is engaged in: (a) marketing and selling the Concentrax Locator Units; and (b) providing the monitoring and reporting services of a central control station. A non-related manufacturing company assembles the Locator Units to the Company's specifications. The original design of the Locator Units was of two types: (1) the passive type; and (2) the active type. The fundamental difference between the two types was that the passive type alerted or reported only when it was queried by the control station and the responses had to be interpreted by the operator, while the active type alerted or reported without any prompting from the control station whenever any anomaly occurred (e.g. movement outside pre-set geographical limits or engine start-up during non-working hours). Today, the Vehicle Locating Unit has had this passive/active functionality combined in a single unit. The Vehicle Locating Unit can be programmed to report automatically when anomalies occur, at specific times of the customers choosing, or it can be manually queried at anytime by the vehicle's owner.

VLU's have a wide range of potential uses, from sales and service vehicles; courier services fleets, taxicab fleets, any trucking fleet, and virtually any company that has movable assets as well as individual motorists who want to command and control their vehicles at all times. All is required is that the asset have a battery to utilize a VLU.

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

Auto Leasing Companies: A similar application is appropriate with automobile leasing companies, which companies generally place restrictions on the movement of their cars either out of state or out of country. The money lost per year on missing or stolen vehicles is significant. Track-Down(R) can virtually eliminate the problem.

Trailers: Tractor/Trailer combinations carry all types of manufactured goods as well as produce, chemicals, fuels, and countless other items on our nation's highways. Often times the value of the cargo far exceeds the value of the "Rig"" hauling it. Therefore it is important for businesses to know the location of the trailers and their cargo in addition to monitoring the tractors hauling them. For this application we can attach a unit to the trailer with its own battery, which is recharged when the electrical connection for the trailer's lights is hooked up to the tractor. Later this year we hope to introduce a solar-powered unit that will require no connection to the tractor whatsoever. If a company's only concern is to locate the cargo they can still monitor speed, and location from one of these trailer units. Since the unit is "passive" it will only require full power when queried, the rest of the time it will "sleep" drawing minimal power. Under this mode of operation, the battery will last a considerable time and it can be recharged during daylight hours. Then, with the specific VLU related to a specific trailer, a query to the VLU would reveal the location of the trailer, which can be all done from a personal computer and/or a telephone.

Municipalities: We have pursued school districts to mount the VLU's on school buses. The units can act as a "trip recorder" and obtain travel information at specific, short term intervals to be stored in the VLU (up to 10,000 individual reports). The school district can confirm the route and speed of the buses both in real time and, (later in 2004) the stored information can be downloaded wirelessly at the end of the day; information of which the school districts may need in the event of an accident. VLUs are useful for other applications in addition to vehicle location. Each VLU receives time-of-day through the GPS system and the unit can be pre-programmed with the normal hours of operation. Then, for example, if the vehicle or piece of equipment is started in the middle of the night, the "active" unit can report this event for investigation of possible theft. Other functions that can be monitored include the vehicle's battery reserve power. The units can interface with systems within the vehicle and command these systems remotely. For example the unit can automatically call the control station when an alarm is triggered, a panic button is activated, or in the case of an accident. The unit can be commanded to unlock the vehicle's doors if the driver locks the keys inside. If the vehicle is stolen, the VLU can be commanded to disable the starter, the ignition, or the vehicle's electric fuel pump if it is so equipped.

THE TRACK-DOWN SYSTEM

The Unit itself can be described as a Global Positioning Satellite transceiver Vehicle Location Unit. The monitoring and control devise is completely self-contained in that all components necessary to make the Unit work are part of the Unit itself. Each Unit contains an on-board mini- computer providing two-way communications via existing cellular telephone networks. Because the Locator Unit is intelligent and processes its own sensory data, it communicates with the command center only when a pre-defined event requires the attention of an operator, or when the operator wishes to check on the vehicle or communicate a command. This low volume of communications traffic allows the command center to monitor a vast number of Locator Units without concerns for capacity, and is very cost effective to the user. The user can access the status of their asset or vehicle directly from their own Internet connection or via a telephone.

With intelligent, remotely programmable Locator Units memory, the Track-Down system provides the customer with the ability to reprogram alarm states and redefine acceptable operating parameters by remote control, via the Internet, without physically accessing the vehicle or Unit itself. This enables the customer to reprogram and redefine acceptable operating parameters. It also allows the company to add options to the unit as a customer's need increases for additional command and control over their vehicle(s). These options can be added (for a charge) remotely upon the receipt of the customer's request without ever touching the unit already installed in the vehicle. The remote Locator Unit also performs a variety of internal monitoring and diagnostic routines, alerting system operators to any potential Unit failure such as memory failure, memory parity error, low battery, input-output cycle failure and operating system error.

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

The installation of our Unit is very simple and can be accomplished in an hour or less. This ease of installation provides a portability function, allowing rental fleets to move a Unit from vehicle to vehicle thereby conserving the need to purchase Locator Units for all vehicles in their fleets that are currently being leased or rented.

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

The Logic of Track-Down and the basis for our patent application:

Through a single wire hook up to the host vehicle's battery, Track-Down can recognize a number of actions that occur and the Unit is programmed to react or respond according to the action. The system has the ability to evaluate an electrical occurrence and, in essence, decide whether to call the tracking center. Since cellular time is expensive, without even considering the additional costs involved with maintaining or retaining a larger response staff of people to take those calls, this system is more cost effective than other tracking devices on the market. If a Unit must constantly communicate with the tracking center, the cost of operations increases. Track-Down can recognize the following electrical occurrences, including:

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

3. The removal of a vehicle or asset from its pre-defined position or course. Track-Down can be programmed to call home when a vehicle has been removed from a specified area. The Global Positioning Satellite portion of the Unit takes Global Positioning Satellite readings while the vehicle is in motion and these readings can be compared with the programmed settings within the Unit to verify that the Unit is being operated within the geographic boundaries currently specified for the Unit. If the vehicle is outside the boundaries, the Unit calls the tracking center with a status code for Unauthorized Movement. In addition the customer can be notified via email, pager, or via telephone if any of the anomalies he/she have programmed the unit for occur. The text of these notifications or "Alerts" are actually authored by the user on a special page. All of these features are fully automated.

4. In addition Track-Down can be interlaced to vehicle systems including door locks, horn, lights, starter, PTO, etc. It can be programmed to report in the cases of excessive speed, cargo doors being opened, excessive engine idle time. Full reports of all vehicle activity can be downloaded by the user for a specific day(s), week(s), month(s), or year(s) as all information received from the unit is stored in the Concentrax Central Server and Control Facility (CSCF) should the user require it in the future.

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

The CSCF is fully operational and operates with hardware we have specifically configured for this task. In addition, all of the proprietary Command and Control Software used in this facility is owned by Concentrax and has been developed by our own in-house development team. We can actively carry out current customer communications and commands to and from their assets and archive all of their traffic for historical reference purposes in the future. All of the maps used are stored in our servers and there is no software that the customer is required to load on their computers. We have developed and own all of the software associated with our Vehicle Voice Command Center as well. All of the software associated with the CSCF is continually being improved for future implementation so that we will remain at the forefront of the industry. Our software is truly unique and patents are being prepared at this time for submission to the Patent and Trademark office. The effectiveness and functionality of our software can be viewed, in real time, via our web site, at WWW.CONCENTRAX.COM.


Through interaction with our Locator Units, we will provide a service enabling users to control, track, and receive notifications concerning assets that contain or are attached to a Locator Unit via the Concentrax website or their own "branded" website. The service will be provided through:

a) The Track-Down Locator Unit, which is a device capable of recognizing, receiving and decoding relevant data and sending such data, including the nature of the activating event to our CSCF, b) The CSCFs receipt and interpretation of such data and transmission or broadcast of the interpretation of such data to the user or user's designee through wireless telephone Internet, or land-line methods. The VLUs are obtained from CSI Wireless, Inc., located in Canada, made to our specifications.

We will actively monitor the production or procurement of the Locator Units and take any commercially practicable measures reasonably necessary, including anticipatory negotiations with alternate manufacturers or suppliers, to ensure that it will be able to continuously supply the Locator Units in accordance with the schedule, technical specifications, quality standards, promotional obligations, and other requirements and we are responsible for, and shall bear the cost of, obtaining any required approvals and certifications for the Locator Units from Aeris (the owner of the patented Microburst communication technology) as well as any required approvals from the FCC or any other relevant regulatory agency. In our desire to remain current with developing communications technologies the Track-Down servers currently have gateways for Aeries Microburst and Cellemetry Microburst communication protocols. During 2004 we will add gateways (if required) for GSM/GPRS and CDMA protocols as well. This flexibility is one of Concentrax's greatest strengths. During 2004 the company estimates that it will add gateways for SMS (text messaging) gateways for both GPRS and CDMA1X. The company also anticipates offering two new VLU models: 1) a solar powered unit for trailers and heavy equipment; 2) a dual band unit featuring Aeris Microburst and GSM/GPRS SMS messaging

Additionally, we are responsible for distribution and sales, marketing, branding and attribution, customer service and taxes.

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

MAP-BASED GRAPHICAL USER INTERFACE

Our system operates through a map-based graphical interface, which means that users will be able to access actual maps that show the location of their respective vehicles or assets. The Map database is the most current version from GeoMicro and is accessed directly through a link with our CSCF, where it is stored. The interface is user-friendly, and in Management's opinion, transparent to the user. This arrangement insures that the street maps depicted will include the most current versions available as GeoMicro is constantly updating their database as new streets are added. It employs multiple overlays to enable a single operator to efficiently track and monitor vehicle activities and compares them in relation to a variety of features including street maps, landmarks and other vehicles. The operator interface enables customers with only moderate experience to monitor and control remote assets. This database is also used to interface with customers tracking their vehicles/assets via telephone and locations are converted to spoken locations by the CSCF. Our map database has been expanded from U.S. street maps to include Mexico and Canada.

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

In-house sales are being promoted directly through the company at this time and we are targeting the retrieval or location of rental vehicles/equipment in the United States. We are in various stages of negotiation with several automobile rental/leasing companies. We have also established relationships with commercial fleet users and school districts and will be targeting this segment of the market as well.

In a similar application, we are targeting new car dealerships to establish promotions and business alliances. Through New and Used Car dealerships, we will market our Locator Units and service plan(s) to auto purchasers through simple point-of-purchase displays, with our Locator Units and related services being offered as add-ons or options with a new or used vehicle.

In conjunction with the marketing efforts described above Concentrax is initiating a simplified 4 tier pricing plan based on the length of the service contract that includes the unit as well as prepaid communication packages. The lengths of these inclusive service plans range from one year to five years in one year increments. Renewals are provided in the same increments.

We have held discussions with an air cargo container manufacturing facility as well as a major airline but have been unable to develop a cost-effective means to track these containers using current technology. We will continue to develop such a solution.

Geographically, our marketing plan includes the emphasis of tracking automobiles, school buses, charter buses, limousines, and trailers in North America, )including Mexico), Central America and South America. We have entered into an agreement with MiAuto located in Mexico to market our products and services in Mexico and possibly in the near future the rest of Latin America. Since our existing and planned communications link(s) will work with our standard Unit(s) throughout Mexico, Central America, and South America, we will not have to establish tracking centers in Latin America or to modify our Unit in any way. All of the monitoring can be handled through our existing infrastructure.

A previous marketing agreement for Europe has been terminated and we will explore other marketing alliances as they develop. There are numerous applications for this technology. One such application is in the childcare business. In that field, a downsized Locator Unit would have to be developed that had sufficient power to have the range of our current unit so that we could market it to parents and day-care providers to assist them in locating and keeping track of their children. Another application for the Locator Unit is for use in monitoring hikers in wilderness areas and National Parks. This Unit would also be reduced in size and could function just like our standard Locator Unit. Such a downsized Unit could find its way into our other businesses since it is battery powered, portable and able to be installed anywhere. Our development efforts will target specific markets, and we will continue to expand our marketing plan with certain industries in mind. It is our intent to establish Track-Down as the first name businesses think of when they are looking for a tracking device.

COMPETITION

While there are other vehicle-tracking units on the market, the Company believes that its Unit offers superior features. For example, a well-known Unit is manufactured by Lo-Jack. This Unit is hidden in a vehicle and is only activated (by the police) when the car is reported stolen. Thus, the Unit is unable to know that it is being stolen and will not be activated until an owner knows that it has already been stolen. Further, the Lo-Jack Unit requires triangulation receivers, which are receivers located in at least two separate police vehicles that together can pinpoint the location of a missing vehicle that has a LoJack installed. Recovery, therefore, is largely dependant upon the availability of police cars with the necessary equipment. Lo-Jack has no Internet tracking capability for individuals or companies, nor does it have navigational capabilities. It is not interactive with its tracking station and the cost, installed, is $600 or more. While Lo-Jack does not charge for monitoring, they can charge for each track that can run as high as $200.

Other competitors include On-Star.

OnStar, General Motors. On-Star offers a navigational system with an on-board screen that is sold through GM new car dealers. There are no heavy equipment applications. It is costly, not programmable and there is no Internet interaction. The individual user must call the OnStar tracking center and speak to a live operator to request help to unlock their doors. The individual user cannot track their vehicle in order to check on the whereabouts of family members as On Star will only track a vehicle in the event of a theft and then only at the behest of the police. OnStar is sold on GM and some other manufacturers vehicles as a new car option. In some cases it is a mandatory option. A year's service is included for the first year of vehicle ownership. After the first year the buyer must renew the service. The renewal rates are expensive. Currently, the OnStar renewal rate is not very high,(10%) or less according to some sources.

In comparison, we provide a product and a service that is considerably less expensive than any of our competitors, one that can be used everyday. We can have a customer up and running with an activation charge of $25.00. The cost for the unit (less installation) is $899 per Unit (there are volume discounts available for fleet users), which includes one year of service and 120 communication "packets" as well. There are other packages available for two, three, four, and five year periods as well. All can be renewed in increments of one to five years. We do not require that our customers purchase software, so we eliminate the costly transmission of the raw cellular data to the customer via the company's servers, which cost would have been passed on to the customer. Our technology and design is based on a combination of the most effective, least expensive technologies available. We are completely flexible and unlike other companies that offer specific packages of services Concentrax can provide packages tailored to the customer's exact requirements.

NUMBER OF EMPLOYEES

At the present time, the Company has five employees: Mark Gifford, President and CEO; Paul Smith, Treasurer and CFO; Edward Wadsworth, lead software developer; Josh Choi, Art Director; and Jayson Harris, a temporary employee who serves as a customer and technical support assistant. Any sales consultants added to the staff will be compensated on a commission basis. We plan to hire a Sales and Marketing Manager to set overall sales strategy, oversee the sales consultants, and, where necessary, participate directly in the sales efforts. The Company anticipates the hiring of one or two technical support persons to oversee the CSCF, depending upon demand and the hours of service. We do not immediately anticipate that we will require any monitoring personnel as the system we have is fully automated. The following table illustrates the number of employees we currently have:


Department/Job Function            Number of Employees
-----------------------            -------------------
Executives                            2   (current)
Software Development                  1   (current)
Technical Support                     1 1/2
Customer Support                        1/2
Secretary/Receptionist                0
Sales Management                      0
                                     ---
Total                                 5


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

ITEM 2. PROPERTY

We currently maintain our principal office at 2400 Augusta Place, Houston, Texas 77057. Our telephone number is (888) 340-9715; and facsimile number is (713) 691-8398. We hold a 5-year lease with Matrix Group, Inc. Management, with one year currently remaining. Our lease amount is $3,600 monthly or $43,200 annually. The square footage of the office is approximately 2414 square feet. The building in which we lease our space has over 300 parking spaces.

PATENT APPLICATION

Update

A patent has been issued to Mark Gifford/Concentrax by the United States Patent and Trademark Office for the Self Monitoring Vehicle and Tracking Device in June of 2003. Upon entering into contracts with third parties, we require that such parties sign a non-disclosure document to give us some protection against reverse-engineering and/or other infringement of our property. This application, initially filed by Mr. Gifford, was assigned to (and is the sole property of) Concentrax, Inc. commensurate with our 351 Contribution Agreement.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings pending, threatened or contemplated, against any of our officers and directors, respectively, in their capacities as such. Concentrax initiated legal proceedings against Satronics Corporation, located in Ventura, California during 2003. This case was filed in County Court At Law #3 in Harris County, Texas as Cause No. 798,410; Concentrax, Inc. v. Satronics Corporation. In addition, legal proceedings were brought against former CTO Jeremy Wessels to enforce the non-competition provisions of his employment contract and to retrieve certain company properties misappropriated by Mr. Wessels at the time of his resignation. These legalities are proceeding to Concentrax's satisfaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the fourth quarter of 2003.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On December 9, 2002, trading resumed on the NQB Pinksheets. We have submitted, through a market maker, a 15(C)211(?) application for consideration for trading on the Over the Counter Bulletin Board.

Citadel Securities, Inc., our initial market maker, was authorized to commence the trading of our stock on the OTC Bulletin Board on October 12, 2001. The range of our prices during the recent two years was:


Fiscal 2002                High             Low

March 31, 2002             $0.79            $0.16
June 30, 2002              $0.61            $0.38
September 30, 2002         $1.69            $1.00
December 31, 2002          $2.32            $0.78

Fiscal 2003                High             Low

March 31, 2003             $1.08            $0.63
June 30, 2003              $0.96            $0.55
September 30, 2003         $0.68            $0.33
December 31, 2003          $0.41            $0.18

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark down, or commission and may not represent actual transactions. For the year ended 2003, we were traded solely on the Pink Sheets. We have submitted our Form 211 and supplementary materials to the NASD through a market maker to trade again on the OTCBB.

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

CAPITAL STRUCTURE OF THE COMPANY

Our capital structure consists of shares of Preferred Stock and Common Stock, both having a par value of $.001 per share. The authorized classes, and the amount or number of each which are authorized and outstanding as of the date of this Annual Report, are as follows:

                                     AUTHORIZED              OUTSTANDING
                                     ----------              -----------
Preferred Stock                       10,000,000                   -0-
Common Stock                         100,000,000               18,464,815

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

COMMON STOCK

The authorized common equity of the Company consists of 100,000,000 shares of Common Stock, with a $.001 par value, of which 18,582,615 shares of Common Stock are issued and outstanding. Shareholders (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to shareholders upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings.

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

RECENT SALES OF UNREGISTERED SECURITIES

On January 25, 2001, we issued 1,009,400 shares of Common Stock to four individuals and entities in exchange for their services in connection with the acquisition of the business and business assets of American Tracking Services, Inc. These issuances were considered exempt from registration under Section 4(2) of the Securities Act.

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

In March of 2001, we issued a total of 36,000 shares to our three non-employee directors (12,000 shares each) for their services. These issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

In February of 2002, we signed a Performance Earn-Out Agreement with PJC Associates, Inc. for annual financial advisory services, introductory services and consulting. As part of this agreement, we issued 500,000 restricted shares to PJC Associates on an earn-out basis of 100,000 per month for the first five months of performance, based on pre-determined performance criteria. All such shares have been issued to date, and all issuances were exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

In September of 2002, we issued a total of 600,000 shares in signing bonuses for three new employees: Jeremy Wessels, our CTO, Edward Wadsworth, our Lead Software Developer, and Joshua Choi, our Art Director. These individuals have three-year renewable employment contracts with the Company. An additional 400,000 shares were issued to purchase certain assets. Concentrax originally entered into an acquisition of Pangea Design, Inc., a Texas Corporation. After further negotiations, Concentrax determined that it was in the Company's best interests to acquire only the assets of Pangea Design, Inc., and abandoned the merger. In September 2002, Concentrax issued 200,000 shares for the assets of Pangea Design, Inc., which were valued at $100,000 and recorded $300,000 as compensation expense.

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

On January 28, 2003, we issued 250,000 to Concentrax Europe, Ltd. ("CE") in accordance with our Exclusive Distribution and Master Franchise Agreement with that Company. This issuance was considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933. On February 18, 2003, at the request of Mr. Gifford, the Board decided to engage the services of a consultant, Leon Smith, with extensive business contacts in the area of international markets, for the purpose of facilitating market penetration by CE. The Board allotted a total of 250,000 shares from the 3,000,000-share sum agreed upon with CE, for this purpose. In order to accomplish this, the Board facilitated the early-release of stock described in the original timetable agreement with CE. On February 27, 2003, we issued a total of 2,500,000 shares to CE, all of which shares were placed in escrow, in accordance with the Agreement, and will be earned out according to performance criteria. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933. In December of 2003, this agreement was rescinded and in January of 2004, 2,500,000 shares were returned from escrow to our stock transfer agent for cancellation.

On February 4, 2003, we issued 35,000 shares to the Corporate Road Show, a Video Production, Conferencing and Corporate Road Show production and coordination company in exchange for its annual contract for services to Concentrax, Inc. This issuance was considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.
On April 2, 2003, we issued a total of 467,955 shares of our Common Stock in a private placement to 10 investors for total proceeds of $257,375. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act"), as well as Regulation D of Act, and Rule 506 promulgated thereunder.

On April 30, 2003, we issued 102,800 shares to a consultant for his financial advisory and introductory services. This issuance is considered exempt by reason of Section 4(2) of the Act.

On May 1, 2003, we issued 24,000 shares of our Common Stock in a private placement to 4 investors for total proceeds of $12,000. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as well as Regulation D of Act, and Rule 506 promulgated thereunder.

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

In an effort to conserve our working capital, we issued restricted shares of our Common Stock monthly to our board of directors and our legal counsel as compensation. For services rendered in each month from January through December of 2003, we issued 27,500 shares of our Common Stock to the following: 5,000 shares to each of our three non-employee directors; 2,500 to our three employee directors; and 5,000 for legal services. These issuances were considered exempt from registration by reason of Section 4(2) of the Act. For the year, this amounted to a total of 330,000 shares issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements.

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

Results of Operations

The Company is marketing its Vehicle Locator Units to various industries and through its business alliance with MiAuto, a start-up telematics firm in Tijuana, Mexico.. The risks specifically discussed are not the only factors that could affect future performance and results. In addition, the discussion in this Annual Report concerning our business, our operations, and us contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward- looking statements. Since we do not have a policy of updating or revising forward-looking statements, it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

We have just begun to earn revenues, and are in the process of finalizing contracts with entities in various industries. For the next twelve months, we anticipate continued fluctuations in operating results due to a variety of factors including, but not limited to, market acceptance of our products and services, our ability to develop relationships with manufacturers that will reliably deliver high quality products at a price lower than currently available to consumers, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract customers at a steady rate and maintain customer satisfaction, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to our industry.

Due to limited capital resources and limited revenues from operations since its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company only under terms and conditions that are consistent with the requirements of In the best interest of the Company. Non-employee equity compensation agreements are entered into in accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated $36,881 in net operating revenues from sales from our locating units since our inception.

Costs and Expenses

We have incurred losses of $ 1,959,349 during this period, compared with $1,445,445 for the year ended December 31, 2002 . Our current expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services, as well as our acquisition of software and assets and certain assets of Pangea Design, Inc. The increase in loss is attributable to our acquisitions, salaries to our new technical team of three employees and an increase in R&D, professional fees and general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2003 , we had an accumulated deficit for the year of $ 690,282 from operating activities. Cash flows used in investing activities was $89,370 compared with similar cash flows on the previous period of 107,034 from January 1, 2002 through December 31, 2002. We met our cash requirements during this period through a private placement of our Common Stock and the sale of Units (Common Stock and Common Stock Purchase Warrants) for total combined proceeds of $ 294,256 . $257,375 of this total was raised from our March 2003 Private Offering, and we anticipate securing an additional $500,000 from an additional offering over the next 90-120 days. Additionally, our Distribution and Marketing Agreement of October 2003 is expected to generate cash flows from revenues as well as from associated fees, although not by the end of February, 2004 as originally anticipated. Problems associated with the distribution and sales effort in Mexico will significantly delay this income. Management, however, still believes in this customer's ability to turn this situation around, and has therefore proposed restructuring the required distribution rights payments out for the next six months. This will benefit the customer by significantly reducing the immediacy of his funding requirements. The Company and its shareholders will benefit by a continued presence in the Mexican marketplace, and by securing a steady cash-flow associated with these payments for exclusive rights to distribute our products into this market.

We believe that in order to secure our position in the ever-changing market, that we must enhance our existing capital resources. Therefore, we intend to seek investment partners to assist us in improving both the quality and efficiency of our business efforts. Their professional skills, combined with a focused and closely-targeted sales program, will assist our efforts to develop new revenue-generating applications for our programmable tracking units. New business contacts, and a significantly funded marketing effort will be required to expand the level of our operating activities, capital expenditures and other obligations through the next 12 months in the manner that we feel will be necessary to successfully elevate the Company into a visible position in the telematics marketplace. However, if during that period or thereafter, if we are not successful in generating sufficient liquidity from operations or raising sufficient capital resources on terms acceptable to us, this could have an adverse material effect on our business, resulting in poor operations, poor liquidity and generally weakening our financial condition.

Product Research and Development

One of the reasons that we intend to secure additional funds in the ensuing months, is that we currently anticipate performing additional research and development for new products during the next twelve months. In addition to developing new products, the Company will also be applying for one or more new patents in the next 12 months.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, physical plant or equipment during the next twelve months. Our VLU's have gone through extensive internal testing and continue to be tested in various fields, enabling us to continually improve upon our technology. We do not anticipate the acquisition of any significant property, physical plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet our day-to-day needs.

The Company has developed a back-end service as one that can be used by outside entities as well as its own customer base. As a result of new developments in our software technology, and its ability to perform multiple tasks in such a cost efficient manner, the Board early in 2003 initiated a plan to market our back-end service by sending out over 100 invitations to a select group of entities, many of which expressed an interest in our service. This plan was successful in developing a significant number of new contacts for the Company, and will likely be utilized again in the near future as our marketing program becomes more fully developed. New sales staff are being actively recruited and brought into our sales effort. New marketing materials are being developed and prepared for distribution to a variety of potential release points, including but not limited to such outlets as car dealerships, individual or nationally-owned secondary automotive market outlets, and individual sales staff. In short, we believe it will be applicable to almost any marketing outlet.

MIAUTO EXCLUSIVE DISTRIBUTION RIGHTS AGREEMENT FOR MEXICO:

  In October of 2003, Concentrax signed an Exclusive Marketing and Distribution Agreement with MiAuto, a newly-organized company based in Tijuana, Baja California, Mexico. At that time, the principals of MiAuto agreed to reimburse Concentrax $215,000.00 within 90 days of the signing of the said agreement, for the distribution rights. Unfortunately, the myriad of difficulties associated with start-up companies and market-building, have resulted in these payments being delayed. Concentrax management has been impressed with the diligence, organizational effort, and sales effort put forth by MiAuto as it struggles to build its business. We believe that they will, in the long-term, succeed in this effort. In order to assist in this process, and thereby maintain a toehold in this growing market, Concentrax has proposed to MiAuto management that payments be extended out over the next six (6) months, instead of the three (3) months originally agreed upon. Unfortunately, the lack of these anticipated funds will hold us in the developmental stage longer than anticipated, and are in fact, the reason we intend to seek domestic funding partners for a more home-grown marketing aspect.

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

We are currently holding ongoing discussions concerning the sale of Locator Units with potential customers from various industries. Without disclosing their names, those potential customers include:

o Several auto and equipment rental companies (with a need for potentially thousand(s) of Units per company);

o Commercial Fleets -- including vehicles that transport goods as well as vehicles in service fleets.

o    Bus companies, including school and charter buses;

o    An overnight shipping company (with a potential need for 2000 Units);

o    A grocery supply company (with a potential need for as many as 1000 Units).

Each of the potential customers depicted above has had multiple contacts or meetings with the Company, and each has seen at least one live demonstration of our tracking system given by our technical support staff. Given the current economic environment, each of these companies has shown differing degrees of reticence concerning the acquisition of tracking units. Although they are impressed with the range of capabilities inherent in our units, and tracking software, there is no certainty that a sale of Units will ensue from any of these potential customers. However, it is the belief of Management and our President that sales will be made, and that the Company will receive significant purchase orders.

We have also initiated a marketing campaign targeted to individual consumer use. We will maintain this effort by:

(i) Advertising in trade publications, such as car enthusiast or automotive magazines, and

(ii) By pursuing and/or soliciting whatever commercial contacts we have already made (such as with auto sales or leasing companies) for opportunities to make potential sales to individual consumers.

It is our intention by the third quarter of 2004 to target mobile electronic stores and installation centers across the country with point-of-purchase displays. We believe that by marketing the Units through entities that have installation capability, that we can by-pass the need for commercial packaging for the Units, thereby saving on manufacturing costs.

We intend to develop a marketing and advertising campaign over the next several months and throughout 2004 that will include print, radio and Internet advertising. Further, we plan to enlist the services of a marketing, distribution and planning company as well as a public relations firm to obtain as much expertise in these areas of the business as possible.

One of our primary areas of concern will be for us to continue to increase marketing to a national and international level, while insuring that we have adequate manufacturing partners. Throughout 2004, we will evaluate the nature of our relationships with our manufacturing partners, i.e., companies with which we have established business alliances, and determine if such relationships require revision.

Rather than continue spending at previous levels, Management now intends to devote a significant amount of money on a marketing campaign that will touch a broader audience, because we now believe that a more-fully funded and focused approach will render a greater number of sales at a lower cost per sale. Overall, Management has estimated that it will take a minimum of $250,000 over the next twelve months to finance the marketing strategy outlined above. We do not expect to spend in excess of that amount during the next year of operation.

Manufacturing/ Assembly: For the manufacturing of our Units, we had previously signed an agreement with Satronics of Ventura, California. It was thought that this company could assemble our Units inexpensively. Our profit margin on the Units was anticipated to average $200 and would involve, according to the manufacturing and assembling management of that company, no more than 5 to 10 minutes to assemble a single Unit. As of the date of this summary, this relationship has been terminated due to unforeseen problems. Subsequently new relationships were developed with a manufacturer in Canada and another located in California. We currently have production-ready Units, and can fulfill orders of Units of varying make-up by utilizing Units, made to our specifications, from these other suppliers.

We are now using more than one manufacturer because it is the opinion of Management that in so doing, the Company can maximize efficiency and profits, and curb the risks associated with using only one manufacturer. In addition to the two facilities mentioned, we know of at least two others in our geographic area that can manufacture our Units at comparable costs per Unit produced. CSI Wireless and Ayantra are presently tooled and ready to manufacture Units on an as needed basis. We believe that there is little benefit in purchasing manufacturing equipment, or in hiring a large manufacturing staff, which would subject us to high unemployment taxes, expensive benefit programs, and require us to work under federal programs that regulate manufacturing facilities. Additionally, manufacturing equipment is expensive, would require costly capitalization efforts, and can quickly become obsolete.

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

Revenue Generation: We will generate revenue from essentially five sources:

1. Unit sales;
2. Unit leases;
3. Sales of Service Plans;
4. Distributor fees for international territories; and
5. Back office services

Unit pricing is currently under review by Management, but it is anticipated that Units will generally sell domestically for in excess of $700.00 per Unit, depending on customer volume. For ongoing monitoring, a Service Plan will be included at the time of the unit purchase, which based on the length of time for the plan will include prepaid communication charges. Additional communication charges and plan renewals will be available to the user based on the length of time for the renewal. These renewals will include prepaid communication packages as well. For Unit leases, a customer can lease an operational Unit, which includes cellular activation, for approximately $90.00. Ongoing monitoring for leases will be sold in a Lease Service Plan for approximately $40.00 per month.

Units sold internationally, whether by Company representatives or by outside suppliers, will most likely involve varying pricing scenarios which are not currently available.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Concentrax, Inc.
  Houston, Texas

We have audited the accompanying balance sheet of Concentrax, Inc. as of December 31, 2003, and the related statements of operations, stockholders' (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Concentrax, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, Concentrax, Inc. has incurred a loss of 1,959,349 and $1,455,445 for 2003 and 2002, and at December 31, 2003 had a working capital deficit of $191,850. Concentrax, Inc. will require additional working capital to develop its business until Concentrax, Inc. achieves a level of revenues adequate to generate sufficient cash flows from operations. These conditions raise substantial doubt about Concentrax's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 30, 2004

                                CONCENTRAX, INC.
                                  BALANCE SHEET
                                December 31, 2003

                                     ASSETS

Current assets
  Cash                                                                 $       12,252
  Accounts receivable                                                             706
  Inventory                                                                     6,210
                                                                       ---------------
                                                                               19,168

Property and equipment, net                                                   134,687
Patents, net                                                                   18,273
                                                                       ---------------
                                                                       $      172,128
                                                                       ===============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued payable                                                      $      115,820
  Accrued expenses                                                              1,203
  Customer deposits                                                             3,900
  Note payable - shareholder                                                   90,095
                                                                       ---------------
    Total current liabilities                                                 211,018
                                                                       ---------------
Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                    -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 18,464,815 shares issued and outstanding                       18,465
  Additional paid in capital                                                3,791,840
  Accumulated deficit                                                      (3,849,195)
                                                                       ---------------
    Total Stockholders' Deficit                                               (38,890)
                                                                       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $      172,128
                                                                       ===============


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2003 and 2002

                                                                 2003                  2002
                                                           ------------------    ------------------

Revenues                                                   $          31,274     $           5,670
Cost of goods sold                                                    97,642                 4,390
                                                           ------------------    ------------------
Gross margin                                                         (66,368)                1,280
                                                           ------------------    ------------------
Operating Expenses
  General and administrative                                         451,702               697,759
  Salaries                                                           416,493               527,608
  Professional fees                                                  797,176               191,779
  Research and development                                                 -                11,972
  Depreciation and amortization                                      227,110                28,031
                                                           ------------------    ------------------
                                                                   1,892,481             1,457,149
                                                           ------------------    ------------------
Loss from operations                                              (1,958,849)           (1,455,869)

Interest expense                                                      (1,203)                    -
Interest income                                                          703                   424
                                                           ------------------    ------------------
Net loss                                                   $      (1,959,349)          $(1,455,445)
                                                           ==================    ==================
Net loss per share:
  Basic and diluted                                        $           (0.11)    $           (0.12)
                                                           ==================    ==================
Weighted average shares
  outstanding:
    Basic and diluted                                             17,306,320            11,881,401
                                                           ==================    ==================

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years Ended December 31, 2003 and 2002




                                               Common stock                                    Deficit
                                                                                            accumulated
                                      --------------------------------   Additional paid      during the
                                           Shares           Amount         in capital     development stage        Total
                                      -----------------  -------------  ----------------- ------------------  ----------------
Balance,
  December 31, 2001                        10,526,950    $     10,527   $       455,747   $        (434,401)  $      31,873

Issuance of common stock
  for assets                                  400,000             400           199,600                   -         200,000

Issuance of common stock
  for services and
  directors fees                            2,256,500           2,256           872,821                   -         875,077

Issuance of common stock
  for cash, net of costs                    2,586,670           2,587           926,302                   -         928,889

Net loss                                            -               -                 -          (1,455,445)     (1,455,445)
                                      -----------------  -------------  ----------------- ------------------  ----------------
Balance,
  December 31, 2002                        15,770,120          15,770         2,454,470          (1,889,846)        580,394

Issuance of common stock
  for services and
  directors fees                            1,250,000           1,250           789,675                   -         790,925

Issuance of common stock
  for assets                                  250,000             250           124,750                   -         125,000

Issuance of common stock
  for cash, net of costs                    1,194,695           1,195           422,945                   -         424,140

Net loss                                            -               -                 -          (1,959,349)     (1,959,349)
                                      -----------------  -------------  ----------------- ------------------  ----------------
Balance,
  December 31, 2003                        18,464,815    $     18,465   $     3,791,840   $      (3,849,195)  $     (38,890)
                                      =================  =============  ================= ==================  ================

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                CONCENTRAX, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                  2003                  2002
                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $      (1,959,349)    $      (1,455,445)
Adjustments to reconcile net loss to
  cash used in operating activities:
    Depreciation and amortization                                     227,110                28,031
    Common stock for services                                         790,925               875,077
    Write-off of investment                                           125,000                     -

Changes in current assets and
  liabilities:
    Accounts receivable                                                  (706)                    -
    Inventory                                                          (5,764)                    -
    Prepaid expenses                                                        -               (45,714)
    Deposits                                                           45,268                     -
    Accounts payable                                                  105,425                 8,990
    Accrued expenses                                                  (22,091)               (5,098)
    Customer deposits                                                   3,900                     -
                                                            ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                                (690,282)             (594,159)
                                                            ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                              (89,372)             (107,034)
                                                            ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable - shareholder                             97,095                     -
  Payments from note payable - shareholder                             (7,000)                    -
  Issuance of common stock, net                                       424,140               928,889
                                                            ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             514,235               928,889
                                                            ------------------    ------------------
NET INCREASE IN CASH                                                 (265,419)              227,696
  Cash, beg. of period                                                277,671                49,975
                                                            ------------------    ------------------
  Cash, end of period                                       $          12,252     $         277,671
                                                            ==================    ==================
Supplemental information:
  Income taxes paid                                         $               -     $               -
  Interest paid                                             $               -     $               -

Non-cash Transactions:
  Issuance of common stock for assets                       $         125,000     $         200,000

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

In the prior year, Concentrax was presented as a development stage enterprise. In 2003, Concentrax is no longer considered in the development stage and the additional disclosures have been removed.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Revenue Recognition

Concentrax's revenues are derived from selling and monitoring "Track down" units. Concentrax recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Shipping and handling cost of inventory are including in cost of goods sold.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Shipping and handling cost of inventory are included in cost of goods sold.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset office equipment: (3 to 5 years), machinery and equipment (5 years) and software (1-2 years). Concentrax performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. There were $0 and $11,972 in 2003 and 2002, respectively.

Other Assets

Other assets include legal fees incurred in connection with an application for patents. Patent costs will be amortized on a straight-line basis over their useful life. Amortization of $3,509 and $0 has been recorded for 2003 and 2002, respectively.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock-Based Compensation

Concentrax accounts for stock-based compensation under the intrinsic value method. Under this method, Concentrax recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Recent Accounting Pronouncements

Concentrax does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

Concentrax has incurred losses totaling $3,933,951 through December 31, 2003 has a working capital deficit of $191,850 at December 31, 2003. Because of these conditions, Concentrax will require additional working capital to develop business operations. Concentrax intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Concentrax will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Concentrax's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Concentrax will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Concentrax. If adequate working capital is not available Concentrax may not increase its operations.

These conditions raise substantial doubt about Concentrax's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Concentrax be unable to continue as a going concern.


NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2003:

    Office equipment                                            $       9,905
    Machinery and equipment                                           126,820
    Software                                                          250,372
                                                                --------------
                                                                      387,097
    Less: Accumulated depreciation                                    252,410
                                                                --------------
                                                                $     134,687
                                                                ==============

Depreciation expense totaled $223,110 and $28,031 in 2003 and 2002, respectively.


NOTE 4 - SHAREHOLDERS EQUITY

During 2003, Concentrax issued 1,194,695 shares of common stock for cash proceeds of $424,140, net of expenses. Of the 1,194,695 shares issues, 844,045 common stock purchase warrants were granted. Each common stock purchase warrant is exercisable into one share of common stock. The exercise price is 75% of the 21-day average bid and ask price for an exercise period of two years.

During 2003, Concentrax issued 1,500,000 shares of common stock for services, including directors' fees, legal fees and marketing services for $915,925 or the fair value of the services provided.

During 2003, 2,500,000 shares were put into an escrow account to be issued on the German stock exchange. These shares were never issued and were cancelled in early 2004.

During 2002, Concentrax issued 2,586,670 shares of common stock for cash proceeds of $928,889, net of expenses. Of the 2,586,670 shares issues, 1,187,500 common stock purchase warrants were granted. Each common stock purchase warrant is exercisable into one share of common stock. The exercise price is the higher of 75% of the 20-day average bid and ask price on the Over the Counter Bulletin Board or $0.35 for an exercise period of two years.

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


NOTE 5 - INCOME TAXES

For the year ended December 31, 2003, Concentrax incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,773,000 at December 31, 2003, and will expire in the years 2020 through 2023.

Deferred income taxes consist of the following at December 31, 2003:

    Long-term:
      Deferred tax assets                                         $     943,000
      Valuation allowance                                              (943,000)
                                                                  --------------
                                                                  $           -
                                                                  ==============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Concentrax currently leases its office space located in Houston, Texas over a 5 year term from August 2002 through July 2006. The monthly rental payment is $3,530. Future minimum lease payments are $42,360 in each of the years 2004 and 2005 and $24,710 in 2006.

Rent expense was $43,517 and $17,146 for 2003 and 2002, respectively.

LITIGATION

On November 22, 2002, the Securities and Exchange Commission suspended trading of the Company's Common Stock due to questions raised about the accuracy of three press releases. While trading resumed on the Pinksheets on December 9, 2003, trading will not resume on the OTCBB until a 15(C)211 submission has been made by a market maker to the NASD and such submission accepted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Malone & Bailey, PLLC audited our financial statements for the calendar years ended 2002 and 2003. There have been no disagreements with our accountants and there have been no disagreements with respect to any matter of accounting principles or practices, financial statements disclosure or auditing scope of procedures.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Company conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of the our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, with the exception of Dr. Carlos Gonzalez who is filing a Form 5 concurrently with this report, all persons required to file reports under Section 16(a) of the Exchange Act have done so.

CODE OF ETHICS

     We have adopted a Code of Ethics that applies to our President and Senior Officers. A copy of our Code of Ethics is included with this Report as Exhibit 14.1.

DIRECTORS AND EXECUTIVE OFFICERS OF CONCENTRAX, INC.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions with the Company held by each.

NAME                            AGE            POSITION

Mark Gifford                    59     President, Director

Robert Michael Looney           54     Secretary, Director

Paul A. Smith                   52     Treasurer, Director

Carlos Jose Gonzalez, MD        51     Former Director (no longer on the Board)

E. Terry Jaramillo              54     Former Director (no longer on the Board)



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

E. Terry Jaramillo - Mr. Jaramillo is the Executive Manager of Helm M&A Fund LLC. He has been the Executive Manager of Helm since December of 1999 when it was organized. During that period, he also served as the President of Capital Interfunding, Inc., providing business and financial consulting services to a variety of corporate regulated financial entity clients. From 1997 to December 2000, Mr. Jaramillo served as the Chief Underwriter of Capital International SBIC, a regulated Small Business Investment Company. From 1994 to 1997, he was the Managing Director of AIBC Investment Services Corporation and was the head of the International Corporate Finance Division, with responsibility for providing financial advisory services and private placement services to foreign corporations. From 1989 to 1994, he was Senior Vice President of Bankest Capital Corp, where he managed both the corporate finance and factoring staffs that served both domestic and foreign clients. In January of 2003, Mr. Jaramillo elected not to renew his post as Director.


Carlos Gonzalez, MD - Dr. Gonzalez is a Director of our Company. He is a medical doctor, practicing since 1981. Beginning in 1986, he has been in private medical practice in Houston Texas, under the name of General Practice Associates, P.A. Dr. Gonzalez is a member of the Harris County Medical Society, the Texas Medical Association, the Texas Academy of Family Physicians, and the American Academy of Family Physicians. He is an active staff member of Cypress Fairbanks Medical Center Hospital, where he served as Chairman of the Department of Family and General Practice in 1996 and was a member of the Medical Executive Committee in 1996 and 1997. He is also an active staff member of Spring Branch Memorial Hospital where he was Chairman of the Department of General and Family Medicine in 1988, 1989 and 1991, was elected Chief of the Medical Staff in 1993, was a member of the Medical Executive Committee from 1988 through 1994, and was a member of the Board of Directors from 1993 through 1995. Dr. Gonzalez was an investor in American Tracking Services, Inc. and because of assisting in its marketing efforts is familiar with the Company's products and business. On January 31, 2004, Mr. Gonzalez resigned as Director.

Throughout the year, our employee Directors began receiving 2,500 shares of our restricted Common Stock monthly for their service on the Board, and our outside Directors began to receive 5,000 shares per month for their service on the Board.

Audit Committee

The Company does not have a separately designated standing audit committee, or a committee performing similar functions. Accordingly, the Company also does not have an audit committee financial expert since it does not have an audit committee.

ITEM 10. EXECUTIVE SUMMARY COMPENSATION TABLE


The following table sets forth summary information concerning compensation awarded to, earned by or paid to our executive officers. Mr. Looney, our Secretary, is not presently being compensated.


Title                                  2003        2002         2001      2000
------                                ------      -----         -----     -----
Mark Gifford, President and CEO       $69,000     $60,000      $54,000     -0-

Paul A. Smith, Treasurer and CFO      $69,000     $60,000      $54,000     -0-

Edward Wadsworth
          Lead Software Developer      $84,000    $28,000(1)



(1) The annual salary for Edward Wadsworth is $84,000, or $7,000 per month. For 2002, this table reflects four months of salary at $7,000 per month.

COMPENSATION OF DIRECTORS

Our outside Directors, Messrs. Looney, Gonzalez and Jaramillo, receive
5,000 shares of our restricted Common Stock monthly subject to an annual vesting period, for their service on the Board, and our employee Directors, Messrs. Gifford, Smith and Wessels (our former CTO) received 2,500 restricted shares monthly, also subject to an annual vesting period.

EMPLOYMENT AGREEMENTS

Presently, we have three-year renewable employment agreements with Messrs. Choi and Wadsworth. These individuals represent our technical team, and the agreements all contain non-competition clauses and various covenants.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as the fiscal year ended December 31, 2003.



                       EQUITY COMPENSATION PLAN INFORMATION
                                                                  NUMBER OF
                                                                  SECURITIES
                                                                  REMAINING
                       NUMBER OF                            AVAILABLE FOR FUTURE
                    SECURITIES TO BE                           ISSUANCE UNDER
                      ISSUED UPON        WEIGHTED-AVERAGE           EQUITY
                      EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                      OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                   OPTIONS, WARRANTS    OPTIONS, WARRANTS   SECURITIES REFLECTED
                       AND RIGHTS           AND RIGHTS          IN COLUMN (a))
  PLAN CATEGORY           (a)                  (b)                   (c)
================================================================================
Equity
compensation plans
approved by
security holders             -0-                  -0-                   -0-
===============================================================================
Equity
compensation plans
not approved by
security holders             -0-                  -0-                   -0-
================================================================================
TOTAL                        -0-                  -0-                   -0-
================================================================================


Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;
     o    each of our directors;
     o    each of our executive officers; and
     o    our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

                                           SHARES
                                             OF           PERCENTAGE
NAME & ADDRESS OF                          COMMON         AS OF 12/31/03(1)
BENEFICIAL OWNERS                          STOCK
-----------------                         --------        -----------------

Mark Gifford                               924,500(4)          5.00%
817 Oak Glen
Houston, Texas  77076

Carlos Jose Gonzalez, MD                 1,632,500(2)(3)       8.84%
5503 Ashmere Lane
Spring, Texas 77379

Robert Michael Looney                      804,200(2)          4.35%
7622 Holly Court Estates Drive
Houston, Texas 77095

Paul A. Smith                            1,021,875(4)          5.53%
14862 Kaler
Houston, Texas 77060

E. Terry Jaramillo                         133,000(2)           .72%
550 Vittorio Avenue
Coral Gables, FL 33146


Aaron Baer                               1,240,462             6.72%


All Executive Officers and Directors
as a group (5 persons)                  4,516,0745        24.455.65%

---------------------

(1) Based upon 18,464,815 shares issued and outstanding on December 31, 2003.

(2) Throughout the year, Messrs. Gonzalez, Looney and Jaramillo, our non-employee directors, received 5,000 shares per month for their service on the Board. As of January 31, 2004, Mr. Jaramillo chose not to serve an additional term and ceased to be a director, and on January 31, 2004, Mr. Gonzales chose not to serve an additional term and ceased by be a Director.

(3) On April 15, 2003, Carlos Gonzalez transferred 1,547,500 of his shares to Linda Gonzalez, his wife. Those shares are included in this total, and may be considered within the control of Mr. Gonzalez.

(4) Throughout the year Messrs. Gifford and Smith receive 2,500 shares per month as compensation for their service on the Board.


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

Helm M&A Fund initially became involved with the Company in May of 2000. From May through July of 2000 Helm provided a total of $210,000 in financing. In December of 2000, Helm advanced additional funds totaling $15,000 in order for the Company to maintain its existence and financial viability, while Helm's executive manager and consultants assisted the Company in locating an alternative business opportunity. Helm also had its business consultants provide services on behalf of the Company with responsibility for business negotiation and contracts.

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

Mr. Jaramillo did not renew his term, and as of January 31, 2004, he ceased to be a director of the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits:

Two current reports were filed on Form 8-K throughout the year, one on November 12, 2003 and the second on November 21, 2003. The earlier report disclosed the resignation of Jeremy Wessels, and the latter disclosed the termination of a material contract and the return of 2,500,000 shares of Common Stock from escrow to our transfer agent for cancellation. Our year end numbers were not affected, as the issuance was never recorded on the books as shares issued while the shares were being held in escrow.

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

*10.7     Televoke Agreement

*10.8     Financing Commitment Letter from Helm M&A Fund, LLC

*10.9     Wireless Link Proposal

*10.10    Master Franchise Agreement with Mercado Americas, SA.

*10.11    Exclusive Distribution and Master Franchise Agreement with
Concentrax Europe Ltd. ("CE")

*10.12    Consulting Services Agreement with United Investments Management,
Inc.

*10.13    Marketing Agreement with Channel Marketing Group, Inc.

14.1      Code of Ethics

21.1      List of Subsidiaries

31.1 Certification of Mark Gifford, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Paul A. Smith, Chief Financial Officer, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Mark Gifford, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Paul A. Smith, Chief Financial Officer, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed with 10SB and 2002 10-KSB.

(b) Reports on Form 8-K:

Two current reports were filed on Form 8-K throughout the year, one on November 12, 2003 and the second on November 21, 2003. The earlier report disclosed the resignation of Jeremy Wessels, and the latter disclosed the termination of a material contract and the return of 2,500,000 shares of Common Stock from escrow to our transfer agent for cancellation. Our year end numbers were not affected, as the issuance was never recorded on the books as shares issued while the shares were being held in escrow.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during those fiscal years were $10,425, and $6,000, for the respective years ended December 31, 2003 and 2002.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $5,160 and $5,600 for the years ended December 31, 2003 and 2002 , respectively.

Tax Fees. Fees billed by our auditors for the preparation of corporate income tax returns were $0 and $0 for the years ended December 31, 2003 and 2002, respectively.

All Other Fees. For the fiscal year ended December 31, 2003, the Company incurred fees to auditors of $0 for services rendered to the Company, other than the services covered in "Audit Fees," "Audit-Related Fees" or "Tax Fees." The nature of such services were $0.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Concentrax, Inc.
                                 --------------------------------
                                 (Registrant)
    Date: May 19, 2004



                              /S/ Mark Gifford
                           --------------------------------------
                                 Mark Gifford, President

                             /S/ Paul A. Smith
                            --------------------------------------
                               Paul A. Smith, CFO







Dated:                   May 19, 2004       By: Mark Gifford
                                                ------------------------------
                                                Mark Gifford
                                                President, Chairman of the Board



Dated:                   May 19, 2004       By:  Paul Smith
                                                 ------------------------------
                                                 Paul Smith
                                                 CFO, Treasurer and Director





Dated:                   May 19, 2004        By:  Robert Michael Looney
                                                  ---------------------
                                                  Robert Michael Looney
                                                  Secretary, Director




Dated:                   May 19, 2004        By     E. Terry Jaramillo
                                                  ----------------------
                                                    E. Terry Jaramillo,
                                                    Former Director




Dated:                   May 19, 2004         By:   Carlos Gonzalez
                                                   -----------------------
                                                   Carlos Gonzalez,
                                                   Former Director