Form 10QSB
period 2004-03-31
CONCENTRAX INC
filed 2004-06-23
CIK 1136917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTIN 13 OR 15(D) OF THE EXCHANGE ACT

            From the transition period from __________ to __________.

                        COMMISSION FILE NUMBER 000-32459

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of June 21, 2004, 22,974,086 shares of Common Stock of the issuer were outstanding.

                                CONCENTRAX, INC.
                                   FORM 10-QSB


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1. Financial Statements                                                1

Item 2. Management's Discussion and Analysis or Plan of Operation           5

Item 3. Controls and Procedures                                             6

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   6

Item 2. Changes in Securities                                               7

Item 3. Defaults Upon Senior Securities                                     7

Item 4. Submission of Matters to a Vote of Security Holders                 7

Item 5. Other Information                                                   7

Item 6. Exhibits and Reports on Form 8-K                                    8

Signatures                                                                  9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                CONCENTRAX, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                              ASSETS

Current assets
  Cash                                                                             $    16,661
  Accounts receivable                                                                    1,197
  Advances                                                                               1,200
  Inventory                                                                              6,210
                                                                                   -----------
                                                                                        25,268

Property and equipment, net                                                             87,601
Patents                                                                                 17,860
                                                                                   -----------

                                                                                   $   130,729

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accrued payable                                                                  $   114,944
  Accrued expenses                                                                       9,621
  Stock payable for services rendered                                                   16,800
  Notes payable - shareholder                                                          171,861
                                                                                   -----------
    Total current liabilities                                                          313,226
                                                                                   -----------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                                            --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 22,974,086 shares issued and outstanding                                22,974
  Additional paid in capital                                                         4,487,757
  Deficit accumulated during the development stage                                  (4,693,228)
                                                                                   -----------
    Total Stockholders' Deficit                                                       (182,497)
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   130,729
                                                                                   ===========

                                CONCENTRAX, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Revenues                                                   $    35,506    $       149
Cost of goods sold                                                 183         10,547
                                                           -----------    -----------
Gross loss                                                      35,323        (10,398)
                                                           -----------    -----------

Operating Expenses:
  General and administrative                                    28,700        213,097
  Salaries                                                      85,055        106,201
  Professional fees & consulting                               713,501        191,779
  Depreciation & amortization                                   47,499         15,359
                                                           -----------    -----------
                                                               874,755        526,436
                                                           -----------    -----------

Loss from operations                                          (839,432)      (536,834)

Interest income                                                     --            186
Interest expense                                                (4,601)            --
Net loss                                                   $  (844,033)   $  (536,648)
                                                           ===========    ===========

Net loss per share:
 Basic and diluted                                         $     (0.04)   $     (0.03)
                                                           ===========    ===========

Weighted average shares outstanding:
 Basic and diluted                                          19,269,742     16,104,811
                                                           ===========    ===========

                                CONCENTRAX, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                      2004           2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $  (844,033)   $  (536,648)

Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation                                                                        47,499         15,359
    Common stock for services                                                          640,426        308,675
Changes in current assets and liabilities:
    Accounts receivable                                                                   (491)            --
    Advances                                                                            (1,200)            48
    Prepaid expenses                                                                        --          5,323
    Accounts payable                                                                      (876)        (3,557)
    Accrued expenses                                                                     4,518        (11,384)
    Stock payable for services rendered                                                 16,800             --
                                                                                   -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (137,357)      (222,184)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                    --        (22,055)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term debt                                                                           --        234,202
  Stock issued for cash                                                                 60,000             --
  Proceeds from notes payable - shareholders                                            87,766             --
  Payment on notes payable - shareholders                                               (6,000)            --
                                                                                   -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITES                                               141,766        234,202
                                                                                   -----------    -----------

NET CHANGE IN CASH                                                                       4,409        (10,037)
  Cash, beginning of period                                                             12,252        277,671
                                                                                   -----------    -----------
  Cash, end of period                                                              $    16,661    $   267,634
                                                                                   ===========    ===========

Supplemental information:
  Income taxes paid                                                                $        --    $        --
  Interest paid                                                                    $        --    $        --

Non-cash Transactions:
  Issuance of common stock for assets                                              $        --    $   125,000

                                CONCENTRAX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

For further information, refer to the audited financial statements and footnotes for the years ending December 31, 2003 included in the Company's Form 10-KSB.


Note 2 - Shareholders Equity

During the first quarter of 2004 Concentrax issued 480,700 shares of common stock for services. The shares of common stock were value at $96,140.

In March 2004 Concentrax issued 400,000 shares of common stock for $60,000 to Vertical Capital Partners, Inc. ("Vertical"). Concentrax issued another 3,878,570 shares to Vertical for services that are to be rendered over the next two years. The shares of common stock were valued at $544,286.

During the first quarter of 2004 Concentrax committed to issue an additional 130,000 shares of common stock for services. These shares have not been issued as of the filing date and are therefore shown as a liability. The common shares of stock have been valued at $16,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

OVERVIEW

         Concentrax, Inc. (the "Company" or "Concentrax") is engaged in providing monitoring and tracking systems for the automobile, equipment and air cargo container industries. Our primary product, called "Track-Down" is a self-contained transceiver unit that can be installed in vehicles and essentially any movable equipment that has a battery. Track-Down provides a responsive and efficient system for vehicle and asset monitoring that accomplishes accurate tracking by using Global Positioning Satellite, existing cellular telephone networks and a single-wire device that is connected to a vehicle's battery. The Company has also begun to market its monitoring facilities and tracking software to other established tracking companies that currently utilize reporting software provided by third parties.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of Concentrax with the accompanying notes to financial statements and summary of selected financial data. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of the management of the Company.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

         Revenues generated during the three months ended March 31, 2004, aggregated $35,506, as compared to $149 for the three months ended March 31, 2003. Revenues increased from the Company's efforts to market its full-solution, tracking software services in managed hosting arrangements with other, third party GPS firms. These additional funds derive from distribution fees paid to the Company by its international partners. The Company expects additional funds from this venue in forthcoming months.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2004 increased to $874,755 from $526,436 in the corresponding period in 2003. This increase is attributable to numerous factors, resulting primarily from the use of Company stock to pay for services. These services include efforts aimed at 1) securing additional operational funds; and 2) placing the Company back on the OTCBB and thereby open additional business opportunities for the Company and our shareholders.

NET LOSS AND NET LOSS PER SHARE

         Our net loss and basic loss per share available to common shareholders was $844,033 and $.04 for the three months ended March 31, 2004 as compared to $536,648 and $.03 for the three months ended March 31, 2003. As indicated above, these losses are tied to efforts at securing 1) additional operational funds, and 2) related services from outside parties who offer skills and/or market opportunities not otherwise found within the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2004, net cash used in operating activities totaled $137,357 as compared to cash used in operating activities of $222,184 in the three months ended March 31, 2003.

         For the three months ended March 31, 2004, cash used in investing activities decreased to $0 compared with $22,055 used in the corresponding period in 2003.

         Cash provided by financing activities was $141,766 for the three months ended March 31, 2004. The Company received $60,000 from the sale of its common stock and $87,766 from the issuance of notes to shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Concentrax conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Concentrax, Inc. v. Satronics Corporation. During 2003, Concentrax initiated legal proceedings against Satronics Corporation, located in Ventura, California. This case was filed in County Court At Law #3 in Harris County, Texas as Cause No. 798,410. Initial cost recovery was set at $99,260, but accumulated legal fees, pre- and post-judgment interest assessments have caused this figure to escalate to approximately $110,000.

         In addition, on October 9, 2003, we filed a complaint in the District Court of Law #80 in Harris County, Texas, Cause No. 2003-56329, against the Company's former Chief Technology Officer, Jeremy Wessels, to enforce the non-competition provisions of his employment contract and to retrieve certain Company properties misappropriated by Mr. Wessels at the time of his resignation. We are seeking the return of Company materials and legal fees.

ITEM 2. CHANGES IN SECURITIES

         During the first quarter of 2004 Concentrax issued 480,700 shares of common stock for services. The shares of common stock were value at $96,140.

         In March 2004 Concentrax issued 400,000 shares of common stock for $60,000 to Vertical Capital Partners, Inc. ("Vertical"). Concentrax issued another 3,878,570 shares to Vertical for services that are to be rendered over the next two years. The shares of common stock were valued at $544,286.

         During the first quarter of 2004 Concentrax committed to issue an additional 130,000 shares of common stock for services. These shares have not been issued as of the filing date and are therefore shown as a liability. The common shares of stock have been valued at $16,800.

         The securities issued the above transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. None of the transactions involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR NOTES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit No.       Description of Exhibit
-----------       --------------------------------------------------------

31.1 Certification by Mark Gifford, principal executive officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Paul Smith, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Mark Gifford, principal executive officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Paul Smith, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONCENTRAX, INC.


Date: June 23, 2004                   By: /s/ Mark Gifford
                                         ---------------------------------------
                                          Mark Gifford
                                          President and Chief Executive Officer

Date: June 23, 2004                   By:  /s/ Paul Smith
                                          --------------------------------------
                                          Paul Smith
                                          Chief Financial Officer